Form 10-Q
period 2022-03-31
SHUAA Partners Acquisition Corp I
filed 2022-05-16
CIK 1886268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission file number 001-41311

___________________________________

SHUAA Partners Acquisition Corp I

(Exact name of registrant as specified in Its Charter)

Cayman Islands	98-1627500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Elgin Avenue George Town, Grand Cayman, Cayman Islands (Address of principal executive offices)	KY1-9008 (Zip Code)

+971 4 330 3600

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SHUAU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	SHUA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	SHUAW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 16, 2022, there were 10,865,000 Class A ordinary shares, par value $0.0001 per share, and 2,716,250 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$981,196	$-
Prepaid expenses- short term	470,141	-
Deferred offering costs	-	419,570
Due from related party	118,766
Total current assets	1,570,103	419,570
Prepaid expenses- long term	297,840	-
Marketable securities held in Trust Account	111,373,823	-
Total Assets	$113,241,766	$419,570

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$-	$309,345
Promissory note - related party	-	88,539
Total current liabilities	-	397,884
Deferred underwriting commissions	4,346,000	-
Total liabilities	4,346,000	397,884

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,865,000 shares at redemption value of $10.25	111,373,823	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,716,250 and 2,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	272	288
Additional paid-in capital	-	24,712
Accumulated deficit	(2,478,329)	(3,314)
Total shareholders’ deficit	(2,478,057)	21,686
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$113,241,766	$419,570

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For Three Months ended March 31, 2022
General & Administrative costs	$(612,268)
Loss from operations	(612,268)

Other income
Interest earned on marketable securities held in Trust Account	7,573
Total other income	7,573

Net loss	$(604,695)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,305,055
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.76
Weighted average shares outstanding, Class B ordinary shares	2,557,033
Basic and diluted net loss per share, Class B ordinary shares	$(1.22)

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENT OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	-	$-	2,875,000	$288	$24,712	$(3,314)	$21,686
Issuance of Units through public offering net of issuance costs	10,865,000	98,629,785	-	-	2,634,740	-	2,634,740
Forfeiture of Class B ordinary shares			(158,750)	(16)	16	-	-
Issuance of Private warrants	-	-	-	-	7,654,250	-	7,654,250
Stock-based compensation expense	-	-	-	-	560,000	-	560,000
Accretion of Class A ordinary shares to redemption value	-	12,744,038	-	-	(10,873,718)	(1,870,320)	(12,744,038)
Net loss	-	-	-	-	-	(604,695)	(604,695)
Balance as of March 31, 2022 (Unaudited)	10,865,000	$111,373,823	2,716,250	$272	$—	$(2,478,329)	$(2,478,057)

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(604,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related party under promissory note	393
Interest earned on investments held in Trust Account	(7,573)
Stock-based compensation	560,000
Changes in current assets and current liabilities:
Prepaid expenses	(767,981)
Due from related party	(118,766)
Accrued offering costs and expenses	(309,345)
Net cash used in operating activities	(1,247,967)

Cash Flows from Investing Activities:
Investment in marketable securities trust account	(111,366,250)
Net cash used in investing activities	(111,366,250)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	106,477,000
Proceeds from private placement	7,654,250
Payment of deferred offering costs	(318,604)
Payment of promissory note	(217,233)
Net cash provided by financing activities	113,595,413

Net Change in Cash	981,196
Cash - Beginning	—
Cash - Ending	$981,196

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ commissions payable charged to additional paid-in capital	$4,346,000
Forfeiture of class B ordinary shares	$16

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENT

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATION

SHUAA Partners Acquisition Corp I (the “Company”) was incorporated as a Cayman Islands exempted company on August 24, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is SHUAA SPAC Sponsor I LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on March 1, 2022 (the “Effective Date”). On March 4, 2022, the Company consummated the IPO of 10,000,000 units at $10.00 per unit (each, a “Unit” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), generating gross proceeds to the Company of $100,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted BTIG, LLC (“BTIG”) and I-Bankers Securities, Inc. (“IBS” and collectively with BTIG, the “Underwriters”) a 45-day option from the Effective Date to purchase up to an additional 1,500,000 Units to cover over-allotments, if any (the “Option”).

Simultaneously with the consummation of the IPO, the Company consummated the sale of 7,265,000 warrants (the “IPO Private Placement Warrants”), of which (i) 6,765,000 IPO Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 IPO Private Placement Warrants were purchased by BTIG, LLC (“BTIG”) and (iii) 40,000 IPO Private Placement Warrants were purchased by I-Bankers Securities, Inc. (“IBS”), in each case at a price of $1.00 per IPO Private Placement Warrant, generating gross proceeds to the Company of $7,265,000.

On March 7, 2022, the Underwriters partially exercised the Option by providing notice of their intent to purchase 865,000 additional Units (the “Over-Allotment Units”). On March 8, 2022, the Company and Underwriters consummated the sale of the Over-Allotment Units, generating additional gross proceeds of $8,650,000. Also on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 389,250 Private Placement Warrants (the “Over-Allotment Private Placement Warrants” and, together with the IPO Private Placement Warrants, the “Private Placements Warrants”), of which (i) 346,000 Over-Allotment Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Over-Allotment Private Placement Warrants were purchased by BTIG and (iii) 3,460 Over-Allotment Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per Over-Allotment Private Placement Warrant, generating gross proceeds to the Company of $389,250. As a result of the Underwriters’ forfeiture of the remainder of the Option on March 8, 2022, 158,750 Founder Shares (as defined below) held by the Sponsor were forfeited.

Transaction costs amounted to $7,385,475 consisting of $2,173,000 of underwriting commissions, $4,346,000 of deferred underwriting commissions, and $866,475 of other offering costs The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will have until 15 months (or up to 21 months if it extends the period of time to consummate its initial Business Combination) from the closing of the IPO to consummate the initial Business Combination (the “Combination Period”). Accordingly, the Combination Period will conclude on June 4, 2023, unless extended to a latest possible date of December 4, 2023. If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of its board of directors following receipt of a valid extension notice from the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial Business Combination), subject to the Sponsor contributing $0.10 per Unit to the Trust Account. The Company’s shareholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must deposit additional funds of $1,086,500 ($0.10 per Unit), for each of the available three-month extensions, for a total payment of up to $2,173,000 ($0.20 per Unit), into the Trust Account on or prior to the date of the applicable deadline. Any such payments would be made in the form of non-interest bearing loans.

Following the closing of the IPO on March 4, 2022 and the partial exercise of the Option on March 8, 2022, $111,373,823 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and portion of the sale of the Private Placement Warrants was deposited into a trust account (“Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination during the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.25 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the Underwriters.

The Public Shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”, and subsequently accreted to redemption value. In such case, the Company will proceed with a Business Combination if the Company’s net tangible assets are not less than $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, if a majority of the issued and outstanding shares are voted in favor of the Business Combination.

If the Company has not completed its initial Business Combination within the Combination Period, it will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, the other initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any Class B ordinary shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any Class B ordinary shares and Public Shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the applicable Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than its independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the Underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Going Concern

As of March 31, 2022, the Company had $981,196 in its operating bank account, and working capital of $1,570,103.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares (the “Founder Shares”) to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $217,233, which was repaid in full on March 8, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In addition, management is currently evaluating the impact of the COVID-19 pandemic and the Russian-Ukraine war and their effects on the Company's financial position, the results of its operations and the search for a target company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that either could have negative effects on the Company’s financial position, the results of its operations or its search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The interim results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statement, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for its securities and the prices of its securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

As of March 31, 2022, the Company had $ 981,196 in its operating bank account. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value (see Note 8). As of March 31, 2022, the Company had $ 111,373,823 held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. The Company places its cash with a high quality financial institution. As of March 31, 2022 and December 31, 2021, cash of $981,196 and $0, respectively, were saved in a financial institution located in the United Arab Emirates. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 10,865,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. On March 31, 2022, the Company recorded an accretion of $12,744,038, $10,873,718 of which was recorded in additional paid-in capital and $1,870,320 was recorded in accumulated deficit.

As of March 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$108,650,000

Less:
Proceeds allocated to public warrants	(2,826,900)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,315)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	12,744,038

Class A ordinary shares subject to possible redemption, March 31, 2022	$111,373,823

Offering Costs associated with the IPO

The Company complies with ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of costs incurred in connection with formation of the Company and preparation for the IPO. Offering costs are charged against the carrying value of Class A ordinary shares and the Public Warrants based on the relative value of those instruments. Accordingly, on March 31, 2022, offering costs totaling $7,385,475 (consisting of $2,173,000 of underwriting commissions, $4,346,000 of deferred underwriting commissions and $866,475 of other offering costs) were recognized, of which $192,160 was allocated to the Public Warrants and charged against additional paid-in capital and $7,193,315 were allocated to Class A ordinary shares reducing the initial carrying amount of such shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments as the warrants are indexed to the Company’s own common shares and the warrant holders could not be potentially required to “net cash settle” in a circumstance outside of the Company’s control.

Net Income (Loss) Per Ordinary Share

The Statement of Operations includes a presentation of loss per Class A redeemable public share and loss per Class B non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the Class A redeemable public shares and Class B non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable public shares and 20% for the Class B non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the Statement of Operations is based on the following:

For Three Months Ended March 31, 2022
Net loss	$(604,695)
Accretion of temporary equity to redemption value	(12,744,038)
Net loss including accretion of temporary equity to redemption value	$(13,348,733)

	For Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(10,226,578)	$(3,122,155)
Allocation of accretion of temporary equity to redemption value	12,744,038	—
Allocation of net income (loss)	$2,517,460	$(3,122,155)

Denominator:
Weighted-average shares outstanding	3,305,055	2,557,033
Basic and diluted net income (loss) per share	$0.76	$(1.22)

In connection with the Underwriters’ partial exercise of their over-allotment option on March 8, 2022, 216,250 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s balance sheet.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On March 4, 2022, the Company sold 10,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $100.0 million. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Public Share at an exercise price of $11.50 per whole share, subject to adjustment. The Company deposited net proceeds of $98.5 million into the Trust Account.

On March 7, 2022, the Underwriters partially exercised the over-allotment option, and, on March 8, 2022, purchased 865,000 Over-Allotment Units, generating aggregate gross proceeds of $8,650,000. The Company deposited the net proceeds of $8,477,000 into the Trust Account.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,265,000 IPO Private Placement Warrants, of which (i) 6,765,000 IPO Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 IPO Private Placement Warrants were purchased by BTIG and (iii) 40,000 IPO Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per IPO Private Placement Warrant, generating gross proceeds to the Company of $7,265,000. Of the $7,265,000 gross proceeds, the Company deposited $4,000,000 into the Trust Account.

On March 8, 2022, simultaneously with the sale of the Over-Allotment Units, the Company consummated the private sale of an additional 389,250 Over-Allotment Private Placement Warrants, of which (i) 346,000 Over-Allotment Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Over-Allotment Private Placement Warrants were purchased by BTIG and (iii) 3,460 Over-Allotment Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per Over-Allotment Private Placement Warrant, generating gross proceeds to the Company of $389,250.

The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination, except in certain circumstances.

If the Company does not complete the initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are not redeemable by the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 8, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Founder Shares, par value $0.0001. On February 22, 2022, the Sponsor surrendered an aggregate of 2,875,000 Founder Shares, thereby resulting in 2,875,000 remaining Founder Shares held by the Sponsor.

On March 1, 2022, the Sponsor approved the transfer of 20,000 Founder Shares at their original purchase price to each of Mr. Ojjeh, Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi (collectively, the “Independent Directors”). The Founder Shares held by the Independent Directors, which were not subject to forfeiture in the event the Underwriters’ over-allotment option was not exercised, were accounted for by the Company in accordance with ASC 718 Stock-Based Compensation. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 80,000 shares transferred to the Independent Director Nominees was approximately $560,000 or $7.00 per share. The Company recognized $560,000 stock-based compensation expenses as of March 31, 2022, as these Founder Shares transferred to Independent Director Nominees are not subject to any performance obligations.

On March 15, 2022, following the partial exercise of the Option, the Underwriters forfeited the balance of the Option, resulting in the forfeiture of 158,750  Founder Shares by the Sponsor. As of March 31, 2022, there are 2,716,250 Founder shares outstanding.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 180 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock-up”).

Promissory Note-Related Party

On October 8, 2021, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of May 30, 2022 or the closing of the IPO. As of March 31, 2022 and December 31, 2021, the Company had borrowed $0 and $88,539 under the promissory note with its Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which they will pay the Sponsor a total of $10,000 per month for certain office space, administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2022, the Company accrued $10,000 under the Administrative Services Agreement and recorded such amount as due to a related party.

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans or upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the Effective Date requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities under the Securities Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Underwriters or their respective designees may not exercise their demand and “piggy-back” registration rights after five years after the Effective Date and may not exercise their demand rights on more than one occasion.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the Effective Date to purchase up to an additional 1,500,000 units to cover over-allotments, if any.

On March 4, 2022, the Company paid a cash underwriting commission of $0.20 per Unit, or $2,000,000. Additionally, the Underwriters will be entitled to a deferred underwriting commission of 4.0% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

On March 7, 2022, the Underwriters partially exercised the over-allotment option and, on March 8, 2022, purchased 865,000 Units, generating aggregate gross proceeds of $8,650,000, and the Company incurred $173,000 in cash underwriting discounts and $346,000 in deferred underwriting commissions. The remaining Option was forfeited by the Underwriters on March 8, 2022.

NOTE 7. SHAREHOLDER’S EQUITY (DeFICIT)

Preferred Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 10,865,000 and 0 shares of the Class A ordinary shares issued and outstanding, including 10,865,000 and 0 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheet, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were  2,716,250 and 2,875,000 Class B ordinary shares issued and outstanding, respectively.

Prior to a Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment and removal of directors and to vote on continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands. Holders of the Public Shares are not entitled to vote on the appointment and removal of directors or to continue the Company in a jurisdiction outside the Cayman Islands during such time. In addition, prior to the initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the board of directors for any reason. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of the ordinary shares who attend and vote in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Class B ordinary shares and holders of the Public Shares will vote together as a single class, with each share entitling the holder to one vote. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the Public Shares will vote together as a single class, with each share entitling the holder to one vote. If the Company seek shareholder approval of the initial Business Combination, the Company will complete the initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law or such higher approval threshold as may be required by Cayman Islands law, and pursuant to the Company’s amended and restated memorandum and articles of association. A quorum for such meeting will consist of the holders present in person or by proxy of the outstanding shares of the company representing one-third of the voting power of all outstanding shares of the company entitled to vote at such meeting. In such case, the Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO; plus (ii) the total number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Warrants

As of March 31, 2022, there were 13,086,750 warrants outstanding, including 5,432,500 Public Warrants and 7,654,250 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (the “Redemption Date”).

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is sent to warrant holders.

The right to exercise will be forfeited unless the warrants are exercised prior to the Redemption Date. On and after the Redemption Date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any of the Founder Shares issued prior to the Company’s IPO and held by the Company’s initial shareholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the Market Value (as defined below) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value and (ii) the Newly Issued Price, and the Redemption Trigger Price (as defined below) will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value and (ii) the Newly Issued Price. For the purposes of the foregoing adjustment, the “Market Value” shall mean the volume weighted average trading price of the Company’s Class A ordinary shares during the twenty (20) trading day period starting on the trading day prior to the date of the consummation of the Company’s initial Business Combination. The “Redemption Trigger Price” shall mean $18.00 per share, subject to adjustment.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active;

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account-Money Market Funds	$111,373,823	$111,373,823	$—	$—
	$111,373,823	$111,373,823	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to SHUAA Partners Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SHUAA SPAC Sponsor I LLC, a Cayman Islands limited liability company.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.  All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements.  Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available.  A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.  For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC.  The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.  Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 24, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses.  We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans.  We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our only activities from August 24, 2021 (inception) through March 4, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination.  We do not expect to generate any operating revenues until after the completion of our Business Combination.  We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.  We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $604,695, consisting of general and administrative costs of $612,268, offset by interest on investment held in the Trust Account of $7,573.

Liquidity and Capital Resources

On March 4, 2022, we have completed the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000.  Subsequently, on March 7, 2022, the underwriters partially exercised their option to purchase up to 1,500,000 additional Units, and on March 8, 2022 the we consummated the issuance and sale of 865,000 Over-Allotment Units, at $10.00 per Units, generating additional gross proceeds of $8,650,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 7,265,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements, of which (i) 6,765,000 Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 Private Placement Warrants were purchased by BTIG and (iii) 40,000 Private Placement Warrants were purchased by IBS, generating gross proceeds of $7,265,000. Subsequently, on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 389,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which (i) 346,000 Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Private Placement Warrants were purchased by BTIG and (iii) 3,460 Private Placement Warrants were purchased by IBS, generating gross proceeds of $389,250.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $111,373,823 was placed in the Trust Account.  We incurred $7,385,475 in Initial Public Offering related costs, including $2,173,000 of underwriting fees, $4,346,000 of deferred underwriting fees and $866,475 of other offering costs.

For the three months ended March 31, 2022, net cash used in operating activities was $1,247,967.  The net loss of $604,695, consisted of operating costs paid by related party under promissory note of $393, stock-based compensation of $560,000, offset by interest earned on investments held in Trust Account of $7,573 and changes in operating assets and liabilities used $1,196,092 of cash from operating activities.

As of March 31, 2022, we had cash outside our Trust Account of $981,196 and had working capital of $1,570,103. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual costs of such actions, we may have insufficient funds available to operate its business prior to its initial Business Combination. Moreover, in such event, we would need to raise additional capital through loans from its Sponsor, officers, directors or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, or reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.  We began incurring these fees on March 1, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $4,346,000 in the aggregate.  The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  We have not identified any critical accounting policies other than those described in Note 2 to condensed financial statements.

Recent Accounting Standards

Other than described in Note 2 to condensed financial statements, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Further, factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2022.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 3, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2022, we consummated the Initial Public Offering of 10,000,000 Units, and on March 8, 2022, we consummated the issuance and sale of 865,000 Over-Allotment Units.  The Units and Over-Allotment Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $108,650,000.  BTIG acted as sole book-running manager of the Initial Public Offering and IBS acted as co-manager.  The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261889).  The SEC declared the registration statements effective on March 1, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 7,265,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements, of which (i) 6,675,000 Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 Private Placement Warrants were purchased by BTIG and (iii) 40,000 Private Placement Warrants were purchased by IBS, generating gross proceeds of $7,250,000. Subsequently, on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 389,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which (i) 346,000 Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Private Placement Warrants were purchased by BTIG and (iii) 3,460 Private Placement Warrants were purchased by IBS, generating gross proceeds of $389,250.  Each whole Private Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share.  The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Units, an aggregate of $111,373,823 was placed in the Trust Account.

We paid a total of $2,173,000 of underwriting fees and $866,475 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10- Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 1, 2022, by and between the Company and BTIG. (1)

3.1	Amended and Restated Memorandum and Articles of Association, dated March 1, 2022. (1)

4.1	Warrant Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated March 1, 2022, by and among the Company, BTIG, IBS, the Sponsor and the Company’s executive officers and directors. (1)

10.2	Investment Management Trust Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated March 1, 2022, by and between the Company, the Sponsor, BTIG, IBS and certain other shareholders of the Company named therein. (1)

10.4	Sponsor Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor. (1)

10.5	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and BTIG. (1)

10.6	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and IBS. (1)

10.7	Form of Indemnity Agreement, dated March 1, 2022, by and between the Company and each officer and/or director. (1)

10.8	Administrative Services Agreement, dated March 1, 2022, by and between the Company and the Sponsor. (1)

31.1*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUAA PARTNERS ACQUISITION CORP I

Date: May 16, 2022	By:	/s/ Fawad Tariq Khan
	Name:	Fawad Tariq Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mohammad El Beitam
	Name:	Mohammad El Beitam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)