Form 10-Q
period 2022-09-30
SHUAA Partners Acquisition Corp I
filed 2022-11-09
CIK 1886268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 10,865,000 Class A ordinary shares, par value $0.0001 per share, and 2,716,250 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$867,746	$-
Prepaid expenses- short term	472,725	-
Deferred offering costs	-	419,570
Due from related party	58,374	-
Total current assets	1,398,845	419,570
Prepaid expenses- long term	74,451	-
Marketable securities held in Trust Account	112,035,548	-
Total Assets	$113,508,844	$419,570

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$108,748	$309,345
Promissory note - related party	-	88,539
Total current liabilities	108,748	397,884
Deferred underwriting commissions	4,346,000	-
Total liabilities	4,454,748	397,884

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,865,000 shares at redemption value of $10.25	112,035,548	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,716,250 and 2,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	272	288
Additional paid-in capital	-	24,712
Accumulated deficit	(2,981,724)	(3,314)
Total shareholders’ deficit	(2,981,452)	21,686
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$113,508,844	$419,570

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2022	For the Nine Months ended September 30, 2022
General & Administrative costs	$225,802	$1,115,663
Loss from operations	(225,802)	(1,115,663)

Other income
Interest earned on marketable securities held in Trust Account	503,557	669,298
Total other income	503,557	669,298

Net income (loss)	$277,755	$(446,365)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,865,000	8,387,985
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.03	$0.33
Weighted average shares outstanding, Class B ordinary shares	2,716,250	2,664,762
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.02)	$(1.21)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	2,875,000	$288	$24,712	$(3,314)	$21,686
Issuance of Units through public offering net of issuance costs	10,865,000	98,629,785	-	-	2,634,740	-	2,634,740
Forfeiture of Class B ordinary shares			(158,750)	(16)	16	-	-
Issuance of Private warrants	-	-	-	-	7,654,250	-	7,654,250
Stock-based compensation expense	-	-	-	-	560,000	-	560,000
Accretion of Class A ordinary shares to redemption value	-	12,744,038	-	-	(10,873,718)	(1,870,320)	(12,744,038)
Net loss	-	-	-	-	-	(604,695)	(604,695)
Balance as of March 31, 2022 (Unaudited)	10,865,000	$111,373,823	2,716,250	$272	$-	$(2,478,329)	$(2,478,057)
Accretion of Class A ordinary shares to redemption value		158,168				(158,168)	(158,168)
Net loss	-	-	-	-	-	(119,425)	(119,425)
Balance as of June 30, 2022 (Unaudited)	10,865,000	$111,531,991	2,716,250	$272	$-	$(2,755,922)	$(2,755,650)
Accretion of Class A ordinary shares to redemption value		503,557				(503,557)	(503,557)
Net income	-	-	-	-	-	277,755	277,755
Balance as of September 30, 2022 (Unaudited)	10,865,000	$112,035,548	2,716,250	$272	$-	$(2,981,724)	$(2,981,452)

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(446,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related party under promissory note	393
Interest earned on investments held in Trust Account	(669,298)
Stock-based compensation	560,000
Changes in current assets and current liabilities:
Prepaid expenses	(547,176)
Due from related party	(58,374)
Accrued offering costs and expenses	(200,597)
Net cash used in operating activities	(1,361,417)

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust account	(111,366,250)
Net cash used in investing activities	(111,366,250)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	106,477,000
Proceeds from private placement	7,654,250
Proceeds from promissory note	128,301
Payment of deferred offering costs	(446,905)
Payment of promissory note	(217,233)
Net cash provided by financing activities	113,595,413

Net Change in Cash	867,746
Cash - Beginning	-
Cash - Ending	$867,746

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ commissions payable charged to additional paid-in capital	$4,346,000
Forfeiture of class B ordinary shares	$16

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $7,385,475 consisting of $2,173,000 of underwriting commissions, $4,346,000 of deferred underwriting commissions, and $866,475 of other offering costs. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $867,746 in its operating bank account, and working capital of $1,290,097.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares (the “Founder Shares”) to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $217,233, which was repaid in full on March 8, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The interim results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

As of September 30, 2022, the Company had $867,746 in its operating bank account. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were marketable securities which are reported at fair value (see Note 8). As of September 30, 2022, the Company had $112,035,548 held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. The Company places its cash with a high-quality financial institution. As of September 30, 2022 and December 31, 2021, cash of $867,746 and $0, respectively, were saved in a financial institution located in the United Arab Emirates. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 10,865,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the nine months ended September 30, 2022, the Company recorded an accretion of $13,405,763, $10,873,718 of which was recorded in additional paid-in capital and $2,532,045 was recorded in accumulated deficit.

As of September 30, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$108,650,000

Less:
Proceeds allocated to public warrants	(2,826,900)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,315)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	13,405,763

Class A ordinary shares subject to possible redemption, September 30, 2022	$112,035,548

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

Net Income (Loss) Per Ordinary Share

The Statement of Operations includes a presentation of loss per Class A redeemable public share and loss per Class B non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the Class A redeemable public shares and Class B non-redeemable shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable public shares and 20% for the Class B non-redeemable shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the Statement of Operations is based on the following:

	For Three Months Ended September 30, 2022	For Nine Months Ended September 30, 2022
Net income (loss)	$277,755	$(446,365)
Accretion of temporary equity to redemption value	(503,557)	(13,405,763)
Net loss including accretion of temporary equity to redemption value	$(225,802)	$(13,852,128)

	For Three Months Ended September 30, 2022		For Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(180,642)	$(45,160)	$(10,629,294)	$(3,222,834)
Allocation of accretion of temporary equity to redemption value	503,557	—	13,405,763	—
Allocation of net income (loss)	$322,915	$(45,160)	$2,776,469	$(3,222,834)

Denominator:
Weighted-average shares outstanding	10,865,000	2,716,250	8,387,985	2,664,762
Basic and diluted net income (loss) per share	$0.03	$(0.02)	$0.33	$(1.21)

In connection with the Underwriters’ partial exercise of their over-allotment option on March 8, 2022, 216,250 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 1, 2022, the Sponsor approved the transfer of 20,000 Founder Shares at their original purchase price to each of Mr. Ojjeh, Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi (collectively, the “Independent Directors”). The Founder Shares held by the Independent Directors, which were not subject to forfeiture in the event the Underwriters’ over-allotment option was not exercised, were accounted for by the Company in accordance with ASC 718 Stock-Based Compensation. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 80,000 shares transferred to the Independent Director Nominees was approximately $560,000 or $7.00 per share. The Company recognized $560,000 stock-based compensation expenses for the nine months ended September 30, 2022, as these Founder Shares transferred to Independent Director Nominees are not subject to any performance obligations.

On March 15, 2022, following the partial exercise of the Option, the Underwriters forfeited the balance of the Option, resulting in the forfeiture of 158,750  Founder Shares by the Sponsor. As of September 30, 2022, there are 2,716,250 Founder Shares outstanding.

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

Promissory Note-Related Party

On October 8, 2021, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of May 30, 2022 or the closing of the IPO. The promissory note was repaid on March 8, 2022. As of September 30, 2022 and December 31, 2021, the Company had borrowed $0 and $88,539 under the promissory note with its Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which they will pay the Sponsor a total of $10,000 per month for certain office space, administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $70,000, respectively, under the Administrative Services Agreement.

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

NOTE 7. SHAREHOLDER’S EQUITY (DEFICIT)

Preferred Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 10,865,000  and 0 shares of the Class A ordinary shares issued and outstanding, including 10,865,000 and 0 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheet, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022 and December 31, 2021, there were  2,716,250 and 2,875,000 Class B ordinary shares issued and outstanding, respectively.

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

Warrants

As of September 30, 2022, there were 13,086,750 warrants outstanding, including 5,432,500 Public Warrants and 7,654,250 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (the “Redemption Date”).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account-Money Market Funds	$112,035,548	$112,035,548	$—	$—
	$112,035,548	$112,035,548	$—	$—

In order to calculate the fair value of the warrants at the IPO date for purposes of establishing the initial allocation of costs, the Company utilized the following inputs to the Black-Scholes model for the initial measurement:

March 4, 2022
Underlying common stock price	$9.74
Cash flow discount rate	1.74%
Unit purchase price	$11.50
Estimated term	5.99 years
Volatility	9.95%

The Company is not required to re-measure the fair value of the warrants since they are an equity-classified instrument.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date.  Our only activities from August 24, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination.  We do not expect to generate any operating revenues until after the completion of our Business Combination.  We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.  We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $277,755, consisting of interest on investment held in the Trust Account of $503,557, offset by general and administrative costs of $225,802, comprised primarily of insurance expenses of $112,300, professional fees of $42,842 and administrative services fees of $30,000.

For the nine months ended September 30, 2022, we had net loss of $446,365, consisting of general and administrative costs of $1,115,663, comprised primarily of stock-based compensation costs of $560,000, insurance expenses of $260,000, filing fees of $90,631, administrative services fees of $70,000 and professional fees of $111,764; such costs were partially offset by interest on investment held in the Trust Account of $669,298.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,361,417.  The net loss of $446,365, consisted of operating costs paid by related party under promissory note of $393, stock-based compensation of $560,000, offset by interest earned on investments held in Trust Account of $669,298 and changes in operating assets and liabilities used $806,147 of cash from operating activities.

As of September 30, 2022, we had cash outside our Trust Account of $867,746 and had working capital of $1,290,097. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  We have not identified any critical accounting estimates other than those described in Note 2 to condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.  Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market and macroeconomic conditions may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before June 4, 2023 (absent any extensions of such period by the Sponsor), it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 4, 2023 (absent any extensions of such period by the Sponsor). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

SHUAA PARTNERS ACQUISITION CORP I

Date: November 9, 2022	By:	/s/ Fawad Tariq Khan
	Name:	Fawad Tariq Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Mohammad El Beitam
	Name:	Mohammad El Beitam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)