Form 10-K
period 2022-12-31
SHUAA Partners Acquisition Corp I
filed 2023-03-31
CIK 1886268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41311

SHUAA Partners Acquisition Corp I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1627500
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

190 Elgin Avenue George Town, Grand Cayman, Cayman Islands	KY1-9008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +971 4 330 3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SHUAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SHUA	The Nasdaq Stock Market LLC
Redeemable warrant, each whole warrant exercisable for one Class A ordinary share for $11.50 per share	SHUAW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $107,998,100 as of the last business day of the second fiscal quarter of 2022.

As of March 30, 2023, there were 10,865,000 Class A ordinary shares, $0.0001 par value, and 2,716,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:  None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial Business Combination (as defined below);
•	our expectations around the performance of a prospective target business or businesses;
•	our expectations and forecasts around the performance and trends of markets and industries;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses and the energy and mining industries;
•

our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
•	the use of proceeds not held in the Trust Account (as defined in this report) or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance following our IPO and initial Business Combination (as each term is defined in this report); and
•	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this report.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this report or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
•	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination we may effect with one or more businesses;
•	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
•	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
•

“Combination Period” are to the 15-month (or, if we extend the period of time to consummate our initial Business Combination, up to 21-month) period from the closing of our IPO that we have to consummate our initial Business Combination;

•	“Companies Act” are to the Companies Act (As Amended) of the Cayman Islands as the same may be amended from time to time;
•	“directors” are to our current directors;
•	“initial shareholders” are to our Sponsor and any other holders of our Class B ordinary shares prior to our IPO;
•	“IPO” are to our initial public offering of Units, which initially closed on March 4, 2022;
•	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to our IPO registration statement;
•	“management” or our “management team” are to our directors and officers;
•

“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“ordinary shares” are to (i) our Class A ordinary shares and (ii) our Class B ordinary shares;
•

“Private Placement Warrants” are to the warrants issued to our Sponsor and the Underwriters in private placements simultaneously with the closing of the IPO and the partial exercise of the Underwriters’ over-allotment option;

•

“public shareholders” are to the holders of our Public Shares, including our initial shareholders and management team to the extent our initial shareholders and management team purchase Public Shares, provided their status as a “public shareholder” shall only exist with respect to such Public Shares;

•	“Public Shares” are to our Class A ordinary shares sold as part of the Units (whether they are purchased in our IPO or thereafter in the open market);

•

“SHUAA Accounts” are to SHUAA Capital’s own accounts, accounts in which personnel of SHUAA Capital have an interest, accounts of SHUAA Capital’s clients, and pooled investment vehicles that SHUAA Capital sponsors, manages or advises, including, without limitation, separately managed accounts and pooled investment vehicles such as mutual funds, collective trusts and alternative investment funds that are sponsored, managed or advised by SHUAA Capital, in each case, that may exist now or in the future; provided, however, that we are not a SHUAA Account;

•	“SHUAA Capital” are to SHUAA Capital psc (DFM: SHUAA) and its affiliates, but not to us;
•	“SHUAA SPACs” are to special purpose acquisition companies, blank check companies, or similar entities that SHUAA Capital may in the future invest in, but not to us;
•

“special resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the Company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter; and

•

“Trust Account” are to our segregated interest bearing trust account located in the United States at Goldman Sachs Asset Management LP, with Continental Stock Transfer & Trust Company acting as trustee.

PART I

References in this annual report to “we,” “us,” “Company” or “our company” are to SHUAA Partners Acquisition Corp I, a Cayman Islands exempted company.  References to “management” or our “management team” are to our officers and directors.  References to our “Sponsor” are to SHUAA SPAC Sponsor I LLC, a Cayman Islands limited liability company.  References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our IPO.

Item 1.  Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on August 24, 2021.  We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).  We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.  We have reviewed a number of opportunities to enter into a Business Combination.  We have neither engaged in any operations nor generated any operating revenues to date.  Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 190 Elgin Avenue, George Town, Grand Cayman, Cayman Islands, and our telephone number is +971 4 330 3600.  Our corporate website address is http://spac.shuaa.com.  Our website and the information contained on, or that can be accessed through, the website are not deemed to be incorporated by reference in, and are not considered part of, this annual report.  You should not rely on any such information in making your decision whether to invest in our securities.

Company History

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company’s fiscal year ends on December 31.

The Company’s Sponsor is SHUAA SPAC Sponsor I LLC, a Cayman Islands limited liability company (the “Sponsor”), formed by SHUAA Capital psc (“SHUAA Capital”). SHUAA Capital, established in 1979, is publicly listed on the Dubai Financial Market stock exchange and currently operates two key business segments: asset management and investment banking.

SHUAA Capital is a leading asset management and investment banking platform in the Middle East region. It is recognized for its strong track record and pioneering approach to investing through a differentiated, innovative and global product offering focused on public and private markets, debt and real estate. It also provides investment solutions to clients, with a focus on alternative investment strategies. SHUAA Capital’s investment banking segment provides corporate finance advisory, transaction services, private placement and public offerings of equity and debt securities, while also creating market liquidity on over-the-counter fixed income products.

SHUAA Capital is regulated as a financial investment company by the Securities and Commodities Authority of the United Arab Emirates and operates through regulated subsidiaries in the Kingdom of Saudi Arabia, Kuwait, Jordan and Turkey.

The registration statement for the Company’s IPO was declared effective on March 1, 2022 (the “Effective Date”). On March 4, 2022, the Company consummated the IPO of 10,000,000 units at $10.00 per unit (each, a “Unit” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), generating gross proceeds to the Company of $100,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitled the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. The Company granted BTIG, LLC (“BTIG”) and I-Bankers Securities, Inc. (“IBS” and collectively with BTIG, the “Underwriters”) a 45-day option from the Effective Date to purchase up to an additional 1,500,000 Units to cover over-allotments, if any (the “Option”).

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

On March 7, 2022, the Underwriters partially exercised the Option by providing notice of their intent to purchase 865,000 additional Units (the “Over-Allotment Units”). On March 8, 2022, the Company and Underwriters consummated the sale of the Over-Allotment Units, generating additional gross proceeds of $8,650,000. Also on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 389,250 Private Placement Warrants (the “Over-Allotment Private Placement Warrants” and, together with the IPO Private Placement Warrants, the “Private Placements Warrants”), of which (i) 346,000 Over-Allotment Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Over-Allotment Private Placement Warrants were purchased by BTIG and (iii) 3,460 Over-Allotment Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per Over-Allotment Private Placement Warrant, generating gross proceeds to the Company of $389,250. As a result of the Underwriters’ forfeiture of the remainder of the Option on March 8, 2022, 158,750 Class B ordinary shares (as defined below) held by the Sponsor were forfeited. On April 22, 2022, the Company’s Class A ordinary shares began separate trading on Nasdaq Global Market (“Nasdaq”).

Following the closing of the IPO on March 4, 2022 and the partial exercise of the Option on March 8, 2022, $111,366,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and a portion of the sale of the Private Placement Warrants were deposited into a segregated interested bearing located in the United States at Goldman Sachs Asset Management LP, with Continental Stock Transfer & Trust Company acting as trustee  (the “Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7(d) promulgated under the Investment Company Act and which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination during the Combination Period (as defined herein) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

Business Strategy

Our strategy is to identify a Business Combination that we believe can benefit from our experience and strategic guidance, thus creating long-term value for our shareholders. We believe opportunities exist to target and combine with a high-quality business that demonstrates the characteristics described below. We will consider high-quality growth companies in the technology space and/or tech-enabled financial services industry, which we believe are fundamentally sound and are poised for continued and accelerating growth, but need some form of financial, operational, strategic or managerial guidance to maximize value.

Upon completion of our IPO, our management team contacted their network of relationships to articulate the parameters for our search for a target company and began the process of pursuing and reviewing potential Business Combinations.

Acquisition Criteria

Consistent with our core investment principles and business strategy, we expect to identify a high-quality merger target that may have a number of the following characteristics:

•

Operation in Target Market: We are seeking targets that operate in the Middle East, North Africa, and Turkey (“MENAT”) region (the “Target Market”), which we believe is in the midst of digital transformation, specifically the technology space and/or tech-enabled financial services industry, with increased investment and deal activity fueled by a drive towards scale, technological disruption and convergence.

•

Established Business Model: We are seeking to focus on targets with a proven track record of growth and established path to profitability. In addition, we will seek to identify a business that has demonstrated a sustainable competitive advantage when compared to their competitors, which may lead to creating barriers to entry against new competitors.

•	Recurring Revenue and Cashflows: We are seeking targets with the potential to generate predictable, sustainable and growing revenue and cashflow streams.
•	Large and Growing Addressable Market: We are seeking targets operating in large and growing addressable markets with a clear runway for growth.
•

Strong Management Team: We are seeking targets that have strong and experienced management teams with a proven track record of driving growth, enhancing profitability, and creating value for their shareholders.

•	Sensible Valuation: We will seek targets that we believe are attractive relative to market competitors and whose intrinsic value provides a significant upside potential while limiting downside risk.

Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management and our investment team may deem relevant.

Our investment principles are further complemented by SHUAA Capital’s investment philosophy:

•

Sourcing Channels and Industry Relationships: We believe SHUAA Capital’s reputation, track record and broad and deep relationships in the MENAT region will provide us with a differentiated pipeline of acquisition opportunities in our Target Market.

•

Investing Experience: We believe SHUAA Capital’s deep experience in investing in private and public markets in our Target Market, combined with our management team’s track record of managing public companies and creating significant value for their stakeholders, positions us well to appropriately evaluate potential targets.

•

Execution and Structuring Capabilities: We believe the combined expertise of our management team and SHUAA Capital will allow us to execute and complete a transaction that will provide a positive outcome for existing shareholders of the potential target and public equity investors. Completing a successful acquisition of a potential target typically requires creativity, industry knowledge, rigorous due diligence and extensive negotiations and documentation.

•

Access to SHUAA Capital’s platform: Potential targets will benefit from a relationship with SHUAA Capital’s platform and will look favorably upon SHUAA Capital’s involvement as an investor in the target’s business. Potential targets will also benefit from a long-lasting relationship with SHUAA Capital’s advisory business and therefore may seek to engage with us following a successful Business Combination to focus on value creation and to potentially facilitate access to capital markets for further growth and strategy advice.

Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis; detailed document reviews; meetings with management; consultations with relevant industry experts, competitors, customers, and suppliers; and a review of additional information that we may obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors, nor are we prohibited from doing so with a business that is affiliated with any SHUAA Account. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors, or affiliated with any SHUAA Account, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view.

Members of our and SHUAA Capital’s management teams, including our officers and directors, may directly or indirectly own our securities following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial Business Combination. Each of our officers and directors, as well as our and SHUAA Capital’s management teams, may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such Business Combination.

Mr. Khan, Mr. El Beitam and SHUAA Capital are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a Business Combination transaction with us.

Most of our directors and officers presently have, and in the future any of them may have, additional fiduciary, contractual or other obligations or duties to other entities pursuant to which such officer or director is or may be required to present a Business Combination opportunity to such entities or provide other services. For example, Mr. Khan (our Chief Executive Officer) is a Managing Director and head of the Investment Banking Group at SHUAA Capital with responsibilities for SHUAA Capital’s advisory, capital markets and credit business lines, and in such capacity may source or be shown investment opportunities that are suitable for us, but he may choose or be required to keep such opportunities for SHUAA Capital’s Investment Banking Group or present such opportunities to SHUAA Capital or other SHUAA Accounts rather than to us. We may only be presented with or offered such opportunities only after SHUAA Capital and/or other SHUAA Accounts decline such opportunities. Additionally, Mr. Khan or Mr. El Beitam (our Chief Financial Officer) may serve as a director or officer of other future SHUAA SPACs to which he will owe fiduciary duties. We may pursue Business Combination partners that had previously been in discussions with SHUAA Capital or other SHUAA Accounts or that could be in future discussions with other future SHUAA SPACs. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary, contractual or other obligations or duties, he or she may be required to honor those fiduciary or contractual obligations or duties to present such opportunity to such entity first, and may only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us.

SHUAA Capital may sponsor or participate in other blank check companies similar to ours, including in connection with their initial Business Combinations, during the period in which we are seeking an initial Business Combination, and members of our management team may participate in such blank check companies or others. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our founders, Sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring any related due diligence. In particular, our officers and directors have, and will have in the future, time and attention requirements to SHUAA Capital or other SHUAA Accounts, which may detract from time spent on our affairs. To the extent any conflict of interest arises between us and SHUAA Capital or other SHUAA Accounts (including, without limitation, arising as a result of certain of our officers and directors offering acquisition opportunities to SHUAA Capital or other SHUAA Accounts), SHUAA Capital or such other SHUAA Accounts will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and you should expect that such conflicts of interest will not be resolved in our favor.

While SHUAA Capital will not have any duty to offer acquisition opportunities to us, SHUAA Capital may become aware of a potential transaction that may be an attractive opportunity for us, which it may or may not decide to share with us. SHUAA Capital is an asset management, investment banking, and financial services organization and a major participant in global financial markets. As such, SHUAA Capital provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. SHUAA Capital acts as an investment adviser, financier, investment banker, lender, counterparty, agent, principal and investor. In those and other capacities, SHUAA Capital advises clients primarily in the Middle East markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. SHUAA Capital has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and SHUAA Accounts may directly and indirectly invest. Additionally, we may, but are not required to, engage SHUAA Capital for services as a financial advisor in connection with identifying and investigating potential targets for our Business Combination. Conflicts may arise from SHUAA Capital’s sponsorship of our company, its sponsorship of other SHUAA SPACs, its provision of services to us (including as a financial advisor), to other SHUAA SPACs and to third-party clients, as well as from actions undertaken by SHUAA Capital for its own account. In performing services for other clients or other SHUAA SPACs, if applicable, and also when acting for its own account, SHUAA Capital may take commercial steps, which may have an adverse effect on us. Any of SHUAA Capital’s financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of SHUAA Capital or its clients or counterparties may at times be adverse to ours. Please see “—Conflicts of Interest” for additional information regarding certain potential conflicts of interest relating to SHUAA Capital.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or may be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. To address the matters set out above, our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any corporate opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Initial Business Combination

The Nasdaq listing rules require that we must consummate an initial Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the value of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed.

In addition, the application of those standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority or an independent valuation or appraisal firm with respect to the satisfaction of such criteria.

While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the initial Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the initial Business Combination.

For example, we may pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination.  The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the initial Business Combination process.

We believe our management team and board of directors have the skills and experience to identify, evaluate and consummate a Business Combination and they are positioned to assist businesses we may acquire. They collectively possess a deep understanding of, and experience in, operating public and private technology-enabled financial services (“fintech”) companies, serving on both public and private company boards of directors, including financial institutions, technology, insurance, media and entertainment companies, and possess strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital. The management team and board of directors are supported by SHUAA Capital’s investment team and the broader SHUAA Capital organization.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. In this situation, the owners of the target business would exchange their equity securities, shares or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the Underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a Business Combination initially in the amount of $111,366,250 assuming no redemptions and after payment of $4,346,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or the redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital. We have not yet selected any Business Combination target.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. However, our amended and restated memorandum and articles of association provide that, following our IPO and prior to the consummation of our initial Business Combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares on any initial Business Combination , unless (in connection with any such amendment to our amended and restated memorandum and articles of association) we offer our public shareholders the opportunity to redeem their Class A ordinary shares. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Business

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals.  Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings.  These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting.  Our officers and directors, as well as our Sponsor, SHUAA Capital and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions.  In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates.  While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.  Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.  In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is).  There will be no finder’s fees, reimbursements or cash payments made by us to our Sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial Business Combination:

•	repayment of an aggregate of up to $1,000,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
•	payment to an affiliate of our Sponsor of a total of $10,000 per month for office space, administrative and support services;
•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination; and
•

repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.  Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination.  The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial Business Combination candidate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors, nor are we prohibited from doing so with a business that is affiliated with any SHUAA Account. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers, or directors, or affiliated with any SHUAA Account, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

The Nasdaq rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial Business Combination.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following our initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

•	we issue shares of Class A ordinary shares that will be equal to or in excess of 20% of the number of shares of our Class A ordinary shares then outstanding;
•

any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial Business Combination.

Permitted Purchases and Other Transactions with Respect to Our Securities

In the event we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase Public Shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to consummation of our IPO, we adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination, (2) reduce the number of Public Warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Public Shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Our Sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial Business Combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the Trust Account was initially $10.25 per Public Share and may increase on a pro rata basis for interest earned on the funds held in the Trust Account. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the Underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement, or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions (so that we are not subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law or such higher approval threshold as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association. A quorum for such meeting will consist of the holders present in person or by proxy of the outstanding shares of the Company representing one-third of the voting power of all outstanding shares of the Company entitled to vote at such meeting. In such case, the Sponsor, officers and directors have agreed to vote their Class B ordinary shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their Business Combinations, some blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the general meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target during the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have a Combination Period of only 15 months from the closing of our IPO to complete our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination within 15 months, we may, but are not obligated to, extend the Combination Period by an additional three months, up to two times (for a total of up to 21 months to complete a Business Combination); provided that our Sponsor (or its affiliates or designees) must deposit into the Trust Account additional funds of $1,086,500 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $2,173,000 ($0.20 per unit), in exchange for a non-interest bearing, unsecured promissory note. Our public shareholders will not be afforded an opportunity to vote on our extension of the Combination Period from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If we have not completed our initial Business Combination within such 15-month (or up to 21-month if we extend the period of time to consummate our initial Business Combination) Combination Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 15-month the Combination Period or during any three-month extension of the Combination Period.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Class B ordinary shares if we fail to complete our initial Business Combination within the Combination Period. However, if our initial shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then issued and outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the IPO proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.25, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the Underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent director nominees would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent director nominees would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent director nominees, in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.25 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to IPO proceeds held outside the Trust Account and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.25 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	duty to not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different sections of shareholders;
•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or may be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. To address the matters set out above, our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any corporate opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

In particular, SHUAA Capital, our Sponsor and our management team may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For example, SHUAA and/or its subsidiaries (and therefore affiliates of our Sponsor) may in the future sponsor separate special purpose acquisition companies formed for the purposes of effecting their own initial Business Combinations. Mr. Khan and Mr. El Beitam may serve as members of the management teams of such special purpose acquisition companies. Our management team is also not prohibited from sponsoring, investing or otherwise becoming involved with, any other special purpose acquisition companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. A special purpose acquisition company sponsored by an affiliate of our Sponsor or with certain members of our management team also serving on its management team could pursue a Business Combination opportunity in the same or similar businesses or industries as us, the pursuit of which could create an actual or potential conflict of interest relating to what would otherwise be an opportunity for us.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors or officers or SHUAA Capital, will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance.

Potential investors should also be aware of the following potential conflicts of interest:

•

None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Class B ordinary shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Class B ordinary shares if we fail to consummate our initial Business Combination within 15 months after the closing of our IPO or during any three-month extension period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination). If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the Class B ordinary shares will not be transferable, assignable or salable by our initial shareholders until one year after the completion of our initial Business Combination.

•

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, we have entered into a promissory note with our Sponsor providing for borrowings of up to $1,000,000. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of our initial Business Combination and our liquidation if we have not completed an initial Business Combination within the allotted time period. Our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. Other than as described above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

•

Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•

Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. If any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. To address the matters set out above, our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any corporate opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors or officers or SHUAA Capital, will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial Business Combination is fair to our Company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Class B ordinary shares (and their permitted transferees will agree) and Public Shares held by them in favor of our initial Business Combination.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the Underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations.

Facilities

We currently maintain our executive offices at The H Hotel Dubai, Offices Tower, Level 15, Office No. 1502, P.O. Box 31045, Dubai, United Arab Emirates. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this report.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available, free of charge, on our website, http://spac.shuaa.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC.  All references to http://spac.shuaa.com in this report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report on Form 10-K.  In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all of the materials we file publicly with the SEC.  The SEC website address is www.sec.gov.

Item 1A.  Risk Factors

Summary Risk Factors

An investment in our securities involves a high degree of risk.  You should carefully consider all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary.  These risks include, among others, the following:

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
•	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
•

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash unless we seek shareholder approval of such Business Combination.

•

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

•	We have identified a material weakness in our internal control over financial reporting.
•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an agreement for a Business Combination with a target.

•

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.  To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•

If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination.

•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per share.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

•	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
•	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.
•

Because we intend to seek a Business Combination with a target business in the technology and/or tech-enabled financial services sectors, we expect our future operations to be subject to risks associated with these sectors.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
•

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination.  We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association.  Any such issuances would dilute the interest of our shareholders and likely present other risks.

•	We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
•

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

•

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

We may engage in an initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, SHUAA Capital, officers, directors or existing holders that may raise potential conflicts of interest.

•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had cash outside its Trust Account of $643,823 and $112,997,024 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith, and working capital of $1,009,291.  As of December 31, 2022, $1,630,774 of the amount on deposit in the Trust Account represented interest income, which is available for the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination.  The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the financial statements contained elsewhere in this report if a Business Combination is not consummated.

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

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Class B ordinary shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Class B ordinary shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Class B ordinary shares, we would need 4,074,376, or approximately 37.5% (assuming all issued and outstanding shares are voted), or 0, or 0% (assuming only the minimum number of shares representing a quorum are voted), of the 10,865,000 Public Shares sold in our IPO to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Class B ordinary shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to our financial close process, specifically, our management identified errors in the classification of cash received and reinvested in the Trust Account within the statement cash flows.

To address this material weakness, management plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting and to provide processes and controls over the internal communications within the Company and its financial advisors. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

While we have a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2027.

Once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the Underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions (so that we are not subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within the Combination Period (i.e., within 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) from the closing of our IPO). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the 15-month (or up to 21-month if we extend the period of time to consummate our initial Business Combination) period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic and related protective measures had a significant adverse impact on many sectors of the economy, and if there is a significant future resurgence in transmission of COVID-19, a significant new virus variant, or other pandemic conditions that result in business closures, social restrictions and broad-based economic slow-down, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any three-month extension period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less than $10.25 per share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class

A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post- Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) following the closing of our IPO, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) following the closing of our IPO, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO, the $1,000,000 promissory note that we entered into with our Sponsor prior to the consummation of our IPO and potential additional loans from certain of our affiliates. However, except for the promissory note discussed above, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We have not asked our Sponsor to reserve for its funding obligation under the promissory note discussed above. Any such event in the future, including our Sponsor’s inability to fund borrowings under the promissory note discussed above, may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 15 months (or up to 21 months if we extend the period of time to consummate our Business Combination) following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination.

As of December 31, 2022, we had cash outside our Trust Account of $643,823 and a working capital deficit of $1,009,291. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Other than pursuant to the $1,000,000 promissory note, neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we have not completed our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public shareholders may receive only $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, and our warrants will expire worthless.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has recently changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post- Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post- Business Combination entity’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.25 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the Underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent director nominees would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.25 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law.  However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever.  Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.  Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors.  These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders.  Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.25 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries (the “Permitted Investment”). While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest) solely in the event we invest the proceeds in the Trust Account in a Permitted Investment. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.25 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

•	In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial Business Combination activity; or (iii) absent our completing an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per public share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the closing of our IPO, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Class B ordinary shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, the Private Placement Warrants owned by our

Sponsor or their permitted transferees, or warrants issued in connection with working capital loans, are registered for resale.

Our public shareholders will not be entitled to vote or redeem their shares in connection with each of our potential three-month extensions.

If we are not able to consummate our initial Business Combination within 15 months of the closing of our IPO, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months, as long as our Sponsor or its affiliates or designees deposits into the Trust Account $1,086,500 ($0.10 per unit), up to an aggregate of up to $2,173,000 ($0.20 per unit), on or prior to the date of the applicable deadline, for each three-month extension. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the Company’s period to complete a Business Combination requires a vote of the Company’s shareholders and such shareholders have the right to redeem their Public Shares in connection with such vote.

Our Sponsor may decide not to extend the term we have to consummate our initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, and the warrants will be worthless.

We will have 15 months from the closing of our IPO to consummate our initial Business Combination.

However, if we anticipate that we may not be able to consummate our initial Business Combination within such 15-month period, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing date of the IPO to complete a Business Combination), subject to the Sponsor (or its affiliates or designees) depositing additional funds into the Trust Account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial Business Combination or in a tender offer undertaken in connection with an initial Business Combination if we propose such a Business Combination during any three-month extension period. In order for the time available for us to consummate our initial Business Combination to be extended, our Sponsor or its affiliates or designees must deposit into the Trust Account $1,086,500 ($0.10 per unit), up to an aggregate of up to $2,173,000, or $0.20 per unit, on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing loan. If we complete our initial Business Combination, we will, at the option of our Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete a Business Combination, we will repay such loans only from funds held outside of the Trust Account if any such funds are available. We currently believe we will not have sufficient funds left outside of the Trust Account to pay back such loans if our initial Business Combination is not completed. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. If we are unable to consummate our initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of our management’s areas of expertise.

We will consider a Business Combination in industries outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage the Underwriters or any of their affiliates to provide additional services to us. The Underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us.

We may engage the Underwriters or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the Underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Separately, the Underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the Underwriters or any of their affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to, and in the best interest of, the Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 476,048,250 and 47,283,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and any warrants that may be issued upon conversion of working capital loans or extension loans, but not upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after our IPO, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors in our IPO;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•

could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our securities; and
•	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to pay such taxes.

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after such Business Combination or reincorporation.

Changes in our effective tax rate or disallowance of our tax positions may adversely affect our financial position and results of operations.

The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new interpretations by taxing authorities or courts could affect our results of operations and lead to volatility with respect to tax expenses and liabilities from period to period. For example, limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States could impact the tax treatment of future foreign earnings. In addition, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, or the Inflation Reduction Act, into law, which includes a new corporate alternative minimum tax beginning in fiscal 2024 and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. We are evaluating the potential impact the Inflation Reduction Act may have on our financial position and results of operations.

We may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction in connection with our initial Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights. In addition, the effect of such reincorporation, re-domiciliation or change of tax residence may result in taxes being imposed on us or our shareholders or warrant holders.

In connection with our initial Business Combination, we may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction or merge into a new entity in such jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the effect of such reincorporation, re-domiciliation, transfer of tax residence or merger, may result in taxes imposed on us or our shareholders or warrant holders.

Such transactions may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate, re-domicile, transfer our tax residence or merge. We do not intend to make any cash distributions to shareholders or warrant holders to pay any such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation, re-domiciliation, transfer of tax residence or merger.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results.

Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board, the place of residence of the individual members of the board and the location(s) in which the board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Our Sponsor has the right to extend the term we have to consummate our initial Business Combination for up to an additional six months without providing our shareholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial Business Combination within 15 months of the closing date of our IPO, and subject to our Sponsor depositing additional funds into the Trust Account as set out below, our time to consummate a Business Combination shall be extended for an additional three months each up to two times, for a total of up to 21 months from the closing date of the IPO to complete a Business Combination. This will occur as long as our Sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, deposits into the Trust Account $1,086,500 (or $0.10 per unit) on or prior to the date of the deadline, for each such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Our public shareholders will not be entitled to vote or redeem their shares in connection with such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the Company’s period to complete a Business Combination requires a vote of the Company’s shareholders and shareholders have the right to redeem their Public Shares in connection with such vote.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth herein and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On October 8, 2021, our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On February 22, 2022, our Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares, thereby resulting in 2,875,000 remaining Class B ordinary shares held by the Sponsor. On March 1, 2022, our Sponsor transferred 20,000 Class B ordinary shares at their original purchase price to each of Mr. Ojjeh, Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi (collectively, our “independent directors”). On March 15, 2022, following the Underwriters’ partial exercise of their Option in connection with our IPO, our Sponsor forfeited an additional 158,750 Class B ordinary shares, resulting in 2,716,250 Class B ordinary shares held by our initial shareholders. Our initial shareholders collectively own approximately 20% of our issued and outstanding shares. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The Class B ordinary shares will be worthless if we do not complete an initial Business Combination. Given the differential in the purchase price of the Class B ordinary shares as compared to the initial public offering price of the Public Shares and the substantial number of Class A ordinary shares that holders of Class B ordinary shares would receive upon conversion of the Class B ordinary shares concurrently with or immediately following the Business Combination, the Class B ordinary shares may have significant value after the Business Combination even if the Class A ordinary shares trade below the initial public offering price while the holders of the Public Shares may have a substantial loss on their investment. Holders of the Class B ordinary shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Class B ordinary shares in connection with a shareholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial Business Combination.

The Class B ordinary shares are identical to the Class A ordinary shares included in the Public Shares sold in the IPO except that (i) holders of the Class B ordinary shares have the right to vote on the appointment of directors prior to our initial Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time, (ii) the Class B ordinary shares are subject to certain transfer restrictions, (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Class B ordinary shares and Public Shares in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Class B ordinary shares if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame, (iv) the Class B ordinary shares are subject to registration rights, and (v) the Class B ordinary shares are automatically convertible into our Class A ordinary shares concurrently with or immediately after the completion of our initial Business Combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

Our Sponsor and the Underwriters also purchased an aggregate of 7,654,250 Private Placement Warrants in connection with the consummation of our IPO, each exercisable for one Class A ordinary share, for a purchase price of $7,654,250, or $1.00 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, we entered into a promissory note with our Sponsor prior to the consummation of our IPO that will provide for borrowings of up to $1,000,000.

Furthermore, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 15-month deadline following the closing of our IPO nears, which is the deadline for the completion of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities.  This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our IPO and the sale of the Private Placement Warrants, as of December 31, 2022, $112,997,024 will be available to complete our initial Business Combination and pay related fees and expenses (which includes $4,346,000 for the payment of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions (so that we are not subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters, memorandum and articles of association, and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors and/or to vote on continuing the Company in a jurisdiction outside the Cayman Islands, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 65% of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders attending and voting at a general meeting. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of our IPO into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provisions of the articles relating to the appointment of directors and that only the Class B ordinary shares can vote on a continuation out, may be amended if approved by special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our IPO may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions, including transfer restrictions on our Class B ordinary shares, that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.25 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of our directors and may remove members of the board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial shareholders, are divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual general meeting) with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some other blank check companies, if

(i)

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per ordinary share,

(ii)

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Class B ordinary shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 5,432,500 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered by our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 7,654,250 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 2,716,250 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, including under the $1,000,000 promissory note discussed herein, up to $1,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender, and if we extend the term beyond 15 months, $1,086,500, and potentially up to an aggregate of up to $2,173,000, in extension loans may be convertible into Private Placement Warrants, at the price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Class B ordinary shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in our IPO except that (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our initial shareholders until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) of the closing date of our IPO.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•

tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
•	rates of inflation, price instability and interest rate fluctuations;
•	liquidity of domestic capital and lending markets;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;

•	energy shortages;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
•	deterioration of political relations with the United States;
•	obligatory military service by personnel; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the fintech industry.

Business combinations with fintech or related businesses may involve special considerations and risks. If we complete our initial Business Combination with a financial technology or related business, we will be subject to the following risks, among others, any of which could be detrimental to us and the business we acquire:

•

If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

•	If we are unable to keep pace with evolving technology and changes in the fintech industry our revenues and future prospects may decline;
•	Our ability to provide financial technology or related products and services to customers may be reduced or eliminated by legal or regulatory changes;
•	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;
•	Difficulties with any products or services we provide could damage our reputation and business;
•	A failure to comply with privacy and other laws and regulations to which we may be subject could adversely affect relations with customers and have a negative impact on business; and
•	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology space and / or tech-enabled financial services industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, and which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise.  As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses.  Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.  In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter.  Accordingly, any shareholders who choose to remain shareholders following the initial Business Combination could suffer a reduction in the value of their shares.  Such shareholders are unlikely to have a remedy for such reduction in value.

Risks Relating to Our Management Team and Conflicts of Interest

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Members of our management team and affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to SHUAA Partners Acquisition Corp I and to SHUAA Capital. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Mr. Khan and Mr. El Beitam serve as the Managing Director and Director, respectively, of SHUAA Capital, an affiliate of our Sponsor. Mr. Khan may have additional fiduciary or contractual obligations arising from his service on the boards of directors of Northacre, NCM Investment Company and Anghami Inc., as may Ali Ojjeh due to his service as the Executive Chairman of Northgate Capital and as a committee chairman on the board of directors of The Capital Partnership. Mr. Al Hameli and Dr. Al Hashemi may also have additional fiduciary or contractual obligations due to their respective positions on the boards of directors of the Abu Dhabi Islamic Bank, and Reem Finance and the Dubai Islamic Insurance & Reinsurance Company. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or may be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. To address the matters set out above, our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any corporate opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our directors or officers or SHUAA Capital, will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

In particular, SHUAA Capital, our Sponsor and our management team may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For example, SHUAA Capital and/or its subsidiaries (and therefore affiliates of our Sponsor) may in the future sponsor separate special purpose acquisition companies formed for the purposes of effecting their own initial Business Combinations. Mr. Khan and Mr. El Beitam may serve as members of the management teams of such special purpose acquisition companies. Our management team is also not prohibited from sponsoring, investing or otherwise becoming involved with, any other special purpose acquisition companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. A special purpose acquisition company sponsored by an affiliate of our Sponsor or with certain members of our management team also serving on its management team could pursue a Business Combination opportunity in the same or similar businesses or industries as us, the pursuit of which could create an actual or potential conflict of interest relating to what would otherwise be an opportunity for us.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. Although we expect to meet the minimum initial listing requirements set forth in the Nasdaq rules, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 400 public shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial Business Combination, at such time, our share price would generally be required to be at least $4.00 per share, the market value of our listed securities would generally be required to be at least $75.0 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the Class B ordinary shares may significantly dilute the implied value of your Public Shares in the event we consummate an initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our ordinary shares to materially decline.

Although we offered our Units in connection with our IPO at an offering price of $10.00 per unit and the amount in our Trust Account was initially $10.25 per public share (implying an initial value of $10.25 per public share), our sponsor paid only a nominal aggregate purchase price of $25,000 for the Class B ordinary shares, or approximately $0.009 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial Business Combination. For example, the following table shows the public shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial Business Combination if at that time we were valued at $111,366,250, which is the amount initially deposited into our Trust Account for our initial Business Combination, assuming no interest is earned on the funds held in the Trust Account and no Public Shares are redeemed in connection with our initial Business Combination. At such valuation, each of our ordinary shares would have an implied value of $8.20 per share, which is a 20% decrease as compared to the initial implied value per public share of $10.25.

Public Shares	10,865,000
Class B ordinary shares	2,716,250
Total shares	13,581,250
Total funds in trust available for initial Business Combination(1)	$111,366,250
Implied value per share	$8.20
Public shareholders’ investment per share(2)	$10.00
Sponsor’s investment per share(3)	$2.63

(1)

Does not take into account other potential impacts on our valuation at the time of the Business Combination, such as the value of our public and private warrants, the trading price of our Public Shares, the Business Combination transaction costs (including payment of $4,346,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.

(2)	While the public shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
(3)	The Sponsor’s total investment in the equity of the Company, inclusive of the Class B ordinary shares and the Sponsor’s $7,111,000 investment in the Private Placement Warrants, is $7,136,000.

While the implied value of our Public Shares may be diluted, the implied value of $8.20 per share would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Class B ordinary shares. Our Sponsor has invested an aggregate of $7,136,000 in us in connection with our IPO, comprised of the $25,000 purchase price for the Class B ordinary shares and the $7,111,000 purchase price for the Private Placement Warrants. At $8.20 per share, the 2,716,250 Class B ordinary shares would have an aggregate implied value of $22,273,250. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $2.63 per share and even if the Private Placement Warrants are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial Business Combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their Public Shares. Our Sponsor may therefore be economically incentivized to consummate an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Class B ordinary shares as our public shareholders paid for their Public Shares.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement filed in connection with our IPO, we do not plan on keeping a prospectus current until required to do so pursuant to the warrant agreement. Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with our IPO or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis by surrendering such warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value; provided, however, that no cashless exercise shall be permitted unless the fair market value is equal to or higher than the exercise price. The “fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the ten (10) trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis and, in the event we so elect, we will not be required to file or maintain in effect a registration statement.

However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of units sold in our IPO. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our Public Warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Under the following circumstances, the exercise of the Public Warrants may be required or permitted to be made on a cashless basis:  (i) if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available; and (iii) if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.  In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value.  The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.  As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Because our quorum requirements are different from those of other blank check companies, we do not need any Public Shares to be voted in order to have our initial Business Combination approved.

Our amended and restated memorandum and articles of association provide that, for a meeting to approve our initial Business Combination, a quorum for such meeting will be present if the holders of one-third of issued and outstanding shares entitled to vote at the meeting are present in person or by proxy. This requirement is different from those of other blank check companies which require a majority of issued and outstanding shares entitled to vote at the meeting to be present. Consequently, if only a quorum is present at such a meeting, we will not need any Public Shares sold in our IPO to be voted with our Class B ordinary shares in order to have our initial Business Combination approved.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant, as described in Note 7—Shareholders Deficit, to the Financial Statements included with this report). If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following our IPO, the price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers (Dubai) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until the closing of our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their respective affiliates, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their respective affiliates, or any related investment’s performance as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this report captioned “Income Tax Considerations-U.S. Federal Income Taxation-U.S. Holders”) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception.

The application of the start-up exception and the determination of our PFIC status may be subject to uncertainty, and there cannot be any assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year (and, in the case of the startup exception to our current taxable year, perhaps until after the end of our two taxable years following our startup year). If we determine we are a PFIC for any taxable year, we will endeavor on written request to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

As used herein, the term “U.S. Holder” means a beneficial owner of units, Class A ordinary shares or warrants who or that is for U.S. federal income tax purposes:

•	an individual citizen or resident of the United States;
•

a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
•

a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal.  Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.  As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences.  We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents.  It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently maintain our executive offices at The H Hotel Dubai, Offices Tower, Level 15, Office No. 1502, P.O. Box 31045, Dubai, United Arab Emirates. The cost for this space is included in the $10,000 per month fee that we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A ordinary shares and warrants are traded on the Nasdaq under the symbols “SHUAU”, “SHUA” and “SHUAW”, respectively.

Holders

At the close of business on March 30, 2023, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 4 holders of record of our separately traded warrants. These numbers do not include beneficial owners whose securities were held in street name. The actual number of holders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. These numbers of holders of record also do not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 4, 2022, we consummated the IPO of 10,000,000 Units.  The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $100,000,000.  BTIG acted as sole book-running manager for the IPO and IBS acted as co-manager.  The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-261889).  The SEC declared the registration statements effective on March 1, 2022.  The 10,000,000 units sold in the offering did not include units issued subject to the Option, which was partially exercised on March 7, 2022, as described below.

Simultaneously with the consummation of the IPO, the Company consummated the sale of 7,265,000 IPO Private Placement Warrants, of which (i) 6,765,000 IPO Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 IPO Private Placement Warrants were purchased by BTIG and (iii) 40,000 IPO Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per IPO Private Placement Warrant, generating gross proceeds to the Company of $7,265,000. The IPO Private Placement Warrants were issued and sold pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and are governed by the Warrant Agreement.

On March 7, 2022, the Underwriters partially exercised the Option, and the closing of the issuance and sale of 865,000 Over-Allotment Units occurred on March 8, 2022. The Underwriters forfeited the balance of the Option. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $8,650,000.

Also on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of 389,250 Over-Allotment Private Placement Warrants, of which (i) 346,000 Over-Allotment Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Over-Allotment Private Placement Warrants were purchased by BTIG and (iii) 3,460 Over-Allotment Private Placement Warrants were purchased by IBS, in each case at a price of $1.00 per Over-Allotment Private Placement Warrant, generating gross proceeds to the Company of $389,250. The Over-Allotment Private Placement Warrants were issued and sold pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and are governed by the Warrant Agreement.

Of the gross proceeds received from the IPO, the exercise of the Option and the issuance and sale of the Private Placement Warrants, an aggregate of $111,366,250 was placed in the Trust Account.

We paid a total of $2,173,000 of underwriting fees and $866,475 for other costs and expenses related to the IPO.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated March 1, 2022, which was filed with the SEC.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on August 24, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses.  We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans.  We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date.  Our only activities from August 24, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination.  We do not expect to generate any operating revenues until after the completion of our Business Combination.  We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.  We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $159,854, consisting of interest on investments held in the Trust Account of $1,630,774, offset by general and administrative costs of $1,470,920.

For the period from August 24, 2021 (inception) through December 31, 2021, we had a net loss of $3,314, consisting of general and administrative costs.

Liquidity, Capital Resources and Going Concern

On March 4, 2022, we completed the IPO of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000.  Subsequently, on March 7, 2022, the Underwriters partially exercised their option to purchase up to 1,500,000 additional Units, and on March 8, 2022, we consummated the issuance and sale of 865,000 Over-Allotment Units, at $10.00 per Unit, generating additional gross proceeds of $8,650,000. Simultaneously with the closing of the IPO, we completed the sale of 7,265,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in private placements, of which (i) 6,765,000 Private Placement Warrants were purchased by the Sponsor, (ii) 460,000 Private Placement Warrants were purchased by BTIG and (iii) 40,000 Private Placement Warrants were purchased by IBS, generating gross proceeds of $7,265,000. Subsequently, on March 8, 2022, simultaneously with the issuance and sale of the Over-Allotment Units, we consummated the sale of an additional 389,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which (i) 346,000 Private Placement Warrants were purchased by the Sponsor, (ii) 39,790 Private Placement Warrants were purchased by BTIG and (iii) 3,460 Private Placement Warrants were purchased by IBS, generating gross proceeds of $389,250.

Following the IPO, the partial exercise of the Option, and the sale of the Private Placement Warrants, a total of $111,366,250 was placed in the Trust Account.  We incurred $7,385,475 in IPO related costs, including $2,173,000 of underwriting fees, $4,346,000 of deferred underwriting fees and $866,475 of other offering costs.

For the year ended December 31, 2022, net cash provided by operating activities was $45,434, consisting of net income of $159,854, operating costs paid by related party under promissory note of $393, and stock-based compensation of $560,000, offset by changes in current assets and current liabilities of $674,813.

As of December 31, 2022, we had cash outside our Trust Account of $643,823 and had working capital of $1,009,291. All remaining cash from the IPO is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

We have incurred and expect to continue to incur significant costs in in connection with our search for a Business Combination target. We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Our Combination Period gives us until 15 months (or up to 21 months if we extend the period of time to consummate our initial Business Combination) from the closing of our IPO to consummate our initial Business Combination. Accordingly, the Combination Period will conclude on June 4, 2023, unless extended to a latest possible date of December 4, 2023. If we are not able to consummate a Business Combination before June 4, 2023 (absent any extensions of such period by the Sponsor), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before June 4, 2023 (absent any extensions of such period by the Sponsor), it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 4, 2023 (absent any extensions of such period by the Sponsor).

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to the Sponsor a monthly fee of $10,000 for office space and administrative and support services.  We began incurring these fees on March 1, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The Underwriters are entitled to a deferred fee of $0.40 per Unit, or $4,346,000 in the aggregate.  The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  We have identified the following critical accounting estimates:

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments as the warrants are indexed to the Company’s own common shares and the warrant holders could not be potentially required to “net cash settle” in a circumstance outside of the Company’s control.

In order to calculate the fair value of the warrants upon the closing of our IPO for purposes of establishing the initial allocation of costs, the Company utilized the following inputs to the Black-Scholes model for the initial measurement: risk-free rate of 1.74%; expected term of 5.99 years; expected volatility of 9.95%; and underlying stock price of $9.74.

Recent Accounting Standards

See “Note 2 — Summary of Significant Accounting Policies” to the Financial Statements included with this report for a discussion of recent accounting standards.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to our financial close process. Specifically, errors were identified in the classification of cash received and reinvested in the Trust Account in the statement of cash flows.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Fawad Tariq Khan	40	Chief Executive Officer and Director
Mohammad El Beitam	38	Chief Financial Officer
Ali Ojjeh	55	Director
Dhaen Al Hameli	39	Director
Saleh Al Hashemi, Ph.D.	47	Director
Aashir Ahmed Siddiqui	47	Director

Our directors, director nominees and officers are as follows:

Fawad Tariq Khan serves as our Chief Executive Officer and as a member of our Board of Directors. Mr. Khan joined SHUAA Capital in 2014 and has served as a Managing Director and head of its Investment Banking Group since September 2019, with responsibilities for SHUAA Capital’s advisory, capital markets and credit business lines. He also serves on the board of directors of Northacre, a London-based luxury homebuilder, NCM Investment Company, a global foreign exchange and commodities platform, and Anghami Inc., a leading MENA-based music streaming platform and listed on Nasdaq. Mr. Khan started his career at Deloitte & Touche in September 2006 based out of London, before eventually joining the Dubai office where he helped set up its Middle East debt advisory practice. He holds a Bachelor of Science in Computer Science from University College Cork and a Master of Science in Business Studies from UCD Smurfit Business School. Mr. Khan also served in the military police of the Irish Reserve Defense Forces.

Mohammad El Beitam serves as our Chief Financial Officer and joined SHUAA Capital in July 2021 as a Director in the Investment Banking Group. Mr. El Beitam co-founded Xate Energia, a Brazil-based renewable energy company focused on distributed generation and led the development and operations of solar projects since January 2020. He previously worked in the New York and Abu Dhabi offices of Macquarie Capital from July 2014 to December 2019. Prior to joining Macquarie Capital, Mr. El Beitam started his career with Deloitte & Touche where he worked from August 2006 until July 2014. Mr. El Beitam holds a Bachelor in Business Administration from the American University of Beirut.

Ali Ojjeh serves as a member of our Board of Directors and brings an in-depth understanding of financial markets, with specific expertise in the energy and technology sectors. Mr. Ojjeh has served as the Chief Executive Officer and Managing Partner of The Capital Partnership (“TCP”), an asset management and investment platform, since he co-founded the company in 1998. During that time, he also served as the chairman of TCP’s executive and investment committees and is currently a director of several private TCP portfolio companies. Since July 2016, he has also served as the Executive Chairman of Northgate Capital, a venture capital and private equity firm. Northgate Capital is headquartered in San Francisco, with offices in London, Mexico City, and Melbourne.  Prior to co-founding TCP in 1998, Mr. Ojjeh worked in various departments at Goldman Sachs & Co. in New York, including Equity Research, Equity Trading, Equity Proprietary Trading and Principal Investments. In 1996, he relocated to Morgan Stanley in London, where he managed client portfolios at Morgan Stanley Asset Management.  Mr. Ojjeh is active in education and serves on the advisory boards of the Graduate School of Business and the Freeman Spogli Institute for International Studies at Stanford University.  Mr. Ojjeh holds a Bachelor of Science in Financial Economics from Carnegie-Mellon University and a Master of Business Administration from Stanford Business School. He received the “Best article of the year” award from the Wharton Journal in 1988.  Mr. Ojjeh possesses a Series 7 NASD Registration and has been approved by the United Kingdom Financial Conduct Authority under Section 59 of the Financial Services and Markets Act of 2000 to perform certain controlled functions for TCP in the United Kingdom.

Dhaen Al Hameli serves as a member of our Board of Directors. He has also served the Executive Director of the Core Portfolio Department (“CPD”) at the Abu Dhabi Investment Authority (“ADIA”), one of the world’s largest sovereign wealth funds, since January 2017. As the Executive Director of CPD, which includes ADIA’s Central Treasury, Trading and the Total Portfolio Solutions Groups, Mr. Al Hameli enables ADIA’s total portfolio management strategy through funding implementation, beta replication and execution. He is responsible for the overall management of the CPD and is particularly involved in the areas of investment strategy, performance, risk, and organizational development. Mr. Al Hameli joined ADIA in April 2006 as a Credit Analyst in the Fixed Income & Treasury Department. During his time with the Credit team, he managed the Telecoms, Media, and Technology portfolio and covered-bond portfolio. In 2009, he moved to the External Fixed Income team where he focused on hiring external managers alongside his day-to-day duties. In March 2011, Mr. Al Hameli was promoted to Deputy Director of ADIA, a position he held until becoming Executive Director in 2017, and began managing ADIA’s liquidity needs and cash investments in the short-term money markets, as well as overseeing a global portfolio of investment across a broad range of fixed income securities. Mr. Al Hameli currently holds a number of additional active roles within ADIA, including service as Second Vice Chair to the Management Committee and as a member of the Investment Committee. He also has extensive experience serving on the boards of directors of notable institutions, including in his current position on the board of the Abu Dhabi Islamic Bank, which he has held since May 2019. He previously served on the board of the Abu Dhabi Investment Company from June 2015 until May 2019, on the board of the Abu Dhabi Health Services Company from October 2014 until February 2018, and on the board of the Arab Investment Company from June 2012 until June 2015. He completed the Executive Education, General Management Program at the Harvard Business School in 2014 and graduated with a Bachelor of Science in Finance from Concordia University in Montreal in May 2006. He has been a CFA charter holder since 2008.

Saleh Al Hashemi, Ph.D., serves as a member of our Board of Directors and brings over 20 years of experience working in senior leadership positions across businesses, government, and academia. Dr. Al Hashemi became the Chairman of Dubai Islamic Insurance & Reinsurance Co. PJSC in March 2021 and has served as the Chairman of Reem Finance PJSC, an Abu Dhabi-based provider of innovative financing products for the MENA region, since December 2016. Dr. Al Hashemi currently serves as the director of commercial and In-Country Value program at Abu Dhabi National Oil Company, since June 2021. He was the Chief Executive Officer of Algorythma, a world-class sustainable technology company, from July 2017 until June 2021, the Managing Director of Krypto Labs, a global innovation hub, the Managing Director of Saal, an innovative applied artificial intelligence company, from May 2017 until May 2021, a member of the board of directors of Alef Education, an education technology company, from January 2018 until January 2021, and a member of the board of directors of Silicon Valley-based 500 Startups, a global venture capital firm, from March 2018 until December 2020. He served from May 2011 until September 2016 as the Executive Director of Infrastructure and Environment at the General Secretariat of Abu Dhabi’s Executive Council. During his tenure at the Executive Council, Dr. Al Hashemi was instrumental in advising the government in restructuring key infrastructure projects and state-owned commercial enterprises to improve the use of sponsor capital and financing to better align those initiatives to the long-term interests of the Emirate of Abu Dhabi. From September 2016 until July 2017, Dr. Al Hashemi was also the CEO and Managing Director of Integrated Capital PJSC. In 2001, he led the development of the Petroleum Institute where he helped open several innovation and research centers within the Abu Dhabi National Oil Company complex. Dr. Al Hashemi holds a Doctorate of Philosophy in Chemical Engineering from Tufts University. He is a patented inventor and a published author in several peer-reviewed academic journals, including Science Magazine.

Aashir Ahmed Siddiqui serves as a member of our Board of Directors. He is a tech investor with over 20 years of management, investment and board experience. He has served on the board of directors of Sukna Ventures, a Riyadh-based early-stage venture capital firm investing in digital transformation businesses, since August 2020, and as the firm’s general partner since December 2021. Mr. Siddiqui is also currently working with several venture capital and private equity funds and startups, typically on the advisory board and/or investment committee as a coach or mentor, including: Race Capital (formation stage enterprise infrastructure deep tech VC fund), Merus Capital (top quartile early stage enterprise deep tech VC fund), Lumikai Fund I (India gaming and interactive media-focused VC fund), VI Partners (Swiss-based health sciences and technology-focused VC firm), Zayn Frontier Capital (early-stage VC fund in Pakistan), and Unifonic (coach and mentor to the founders since 2016 of a leading CPAAS business), among others. He was part of the global leadership team as a partner and member of the investment committee at 500 Startups (now 500 Global) from November 2016 to March 2019, dividing time between San Francisco and the Middle East, where he raised significant capital and was a partner on flagship funds. Prior to 500 Startups, Mr. Siddiqui was Group Vice President and Global Head of M&A and Corporate Venture Capital from April 2006 to September 2014 at Etisalat Group, an Emirati-based multinational telecommunications services provider, where he led and closed deals valued at approximately $15 billion, with approximately $7 billion invested. From April 2015 to May 2016, he was a member of the investment committee of Mobily Ventures, a Riyadh-based venture capital firm investing in high-tech startups, and was seconded from September 2014 to September 2016 as head of corporate development at Mobily, a Saudi

Arabian telecommunications services company. He was a founding board member and chairman of the investment committee from February 2013 to May 2017 at iMENA Group, an Emirati-based start-ups investment company. Mr. Siddiqui started his career as an entrepreneur in the late 1990's and was part of the early founding teams at several startups in the United States and United Kingdom, including Asite.com (CommerceOne-powered enterprise e-procurement portal) and Instantreg.com (co-founded Santa Clara-based event registration business-to-business software-as-a-service business now part of Nvolv). Mr. Siddiqui holds a Masters in Science in Software Development and a Bachelors of Arts in Business Administration from Coventry University, UK, and he has attended several executive education programs at INSEAD, Massachusetts Institute of Technology, Harvard Business School, including the Stanford VC Unlocked Program and the Stanford Idea-to-Market Program.

Number, Terms of Office and Appointment of Directors and Officers

We have five directors.  Prior to our initial Business Combination, holders of our Class B ordinary shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Beginning with our third annual meeting, each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Class B ordinary shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees:  an audit committee, a compensation committee and a nominating and corporate governance committee.  Subject to phase-in rules, the Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Each committee will operate under a charter that was approved by our board of directors and has the composition and responsibilities described below.  The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors.  Aashir Ahmed Siddiqui, Dhaen Al Hameli and Dr. Saleh Al Hashemi, and Dhaen Al Hameli serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.  Each of Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi meet the independent director standard under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined Mr. Al Hameli qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor's qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and non-audit services to be provided by the independent auditors and any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors.  The members of our compensation committee are Ali Ojjeh and Dhaen Al Hameli. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.  Mr. Ojjeh and Mr. Al Hameli are independent and Mr. Ojjeh serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 15 (or 21) months, for office space and administrative and support services, and for reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination.  Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.  However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors.  The members of our nominating and corporate governance committee are Ali Ojjeh and Dhaen Al Hameli, and Dhaen Al Hameli serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving any such search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess.  In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC.  These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such forms, we believe that during the period from August 24, 2021 (inception) through December 31, 2022, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (our “Code of Ethics”) applicable to our directors, officers and employees.  We have filed a copy of our Code of Ethics as an exhibit to the registration statement on Form S-1 (No. 333-261889).  You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov and our website.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.  If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.  The information included on our website is not incorporated by reference into any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Please see “Item 1.  Business—Conflicts of Interest” for a description of the potential conflicts of interests of our Sponsor, directors, officers, advisors or any of their affiliates.

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, fraud or the consequences of committing a crime.  Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default, as determined by a court of competent jurisdiction.  We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.  We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares).  Accordingly, any indemnification provided will only be able to be satisfied by us if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Our indemnification provisions may discourage shareholders from bringing a lawsuit against our directors.  These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders.  Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us.  We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space and administrative and support services.  Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.  Other than as set forth elsewhere in this report, no compensation of any kind, including any finder’s fee, reimbursement or cash payment, will be paid by us to our officers and directors for services rendered to us prior to or in connection with the completion of our initial Business Combination (regardless of the type of transaction that it is).  However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.  Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their respective affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company.  All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.  Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our directors and officers; and
•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.  The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 31, 2023.

The post-offering ownership percentage column below assumes that there are 13,581,250 ordinary shares issued and outstanding, of which 2,716,250 are Class B ordinary shares and 10,865,000 are Class A ordinary shares.

	Class A Ordinary Shares		Class B Ordinary Shares		Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
SHUAA SPAC Sponsor I LLC (our Sponsor)(3)	—	—	2,636,250	97.1%	19.4%
Fawad Tariq Khan(3)	—	—	2,636,250	97.1%	19.4%
Mohammad El Beitam	—	—	—	—	—
Ali Ojjeh	—	—	20,000	*	*
Dhaen Al Hameli	—	—	20,000	*	*
Saleh Al Hashemi, Ph.D.	—	—	20,000	*	*
Aashir Ahmed Siddiqui	—	—	20,000	*	*
All directors and officers as a group (six individuals)	—	—	2,716,250	100.0%	20.0%
Adage Capital Advisors, L.L.C.(4)	900,000	8.3%	—	—	6.6%
Apollo SPAC Fund I, L.P.(5)(6)	990,000	9.1%	—	—	7.3%
Barclays PLC(7)	646,132	5.9%	—	—	4.8%
Saba Capital Management, L.P. (8)	749,999	6.9%	—	—	5.5%
LMR Partners LLC (9)	700,000	6.4%	—	—	5.2%
State of Wisconsin Investment Board (10)	670,000	6.2%	—	—	4.9%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is H Hotel Dubai, Offices Tower, Level 15, Office No. 1502, P.O. Box 31045, Dubai, United Arab Emirates.
(2)

Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this Annual Report entitled “Description of Securities.”

(3)

SHUAA SPAC Sponsor I LLC, our Sponsor, is the record holder of 2,636,250 of the Class B ordinary shares reported herein. Mr. Khan may be deemed to beneficially own shares held by our sponsor as Chief Executive Officer of our Sponsor. Mr. Khan disclaims beneficial ownership of our ordinary shares held by our Sponsor. Each of the identified officers are employees of SHUAA Capital and will receive future compensation from SHUAA Capital, including bonuses based on our performance.

(4)

The address of Adage Capital Advisors, L.L.C. (“ACA”) is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116, based on a Schedule 13G filed on March 14, 2022 (the “Adage 13G”). According to the Adage 13G, Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), is the direct owner of such Class A ordinary shares. Adage Capital Partners GP, L.L.C., a Delaware limited liability company, is the general partner of ACP and therefore has beneficial ownership of the Class A ordinary shares directly owned by ACP. Robert Atchinson and Phillip Gross have beneficial ownership of the Class A ordinary shares directly owned by ACP.

(5)

The address of Apollo SPAC Fund I, L.P., a Cayman Islands exempted limited partnership (“SPAC Fund I”), is One Manhattanville Road, Suite 201, Purchase, New York 10577, based on a Schedule 13G filed on February 14, 2023 (the “Apollo 13G”).

(6)

SPAC Fund I holds the Class A ordinary shares. Based on the Apollo 13G, each of (i) Apollo SPAC Management I, L.P., (ii) Apollo SPAC Management I GP, LLC, (iii) Apollo Capital Management, L.P., (iv) Apollo Capital Management GP, LLC, (v) Apollo Management Holdings, L.P., and (vi) Apollo Management Holdings GP, LLC (“Management Holdings GP” and (vii) Messrs. Scott Kleinman, James Zelter, and Marc Rowan, the managers, as well as executive officers, of Management Holdings GP, may be deemed to have beneficial ownership of the Class A ordinary shares held by SPAC Fund I. Each of the foregoing persons and entities disclaims beneficial ownership of such Class A ordinary shares, and the filing of this report shall not be construed as an admission that any such person or entity is the beneficial owner of any such Class A ordinary shares for purposes of Section 13(d) or 13(g) of the Act, or for any other purpose.

(7)

The address of Barclays PLC is 1 Churchill Place, London, E14 5HP, England, based on a Schedule 13G filed on January 10, 2023 (the “Barclays 13G”). According to the Barclays 13G, The securities being reported on by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC.

(8)

The address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, New York 10174, based on a Schedule 13G/A filed on February 14, 2023 (the “Saba 13G”). According to the Saba 13G, Saba Capital Management, L.P., a Delaware limited partnership (“Saba LP”), is the direct owner of such Class A ordinary shares. Saba Capital Management GP, LLC, a Delaware limited liability company, is the general partner of Saba LP and therefore has beneficial ownership of the Class A ordinary shares directly owned by Saba LP. Boaz R. Weinstein has beneficial ownership of the Class A ordinary shares directly owned by Saba LP.

(9)

The address of LMR Partners LLC is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom, based on a Schedule 13G/A filed on February 14, 2023 (the “LMR 13G”). Of the 700,000 Class A ordinary shares reported above, 350,000 are held by each of LMR Master Fund Ltd and LMR CCSA Master Fund Ltd (collectively, the “LMR Master Funds”). LMR Partners LLP, LMR Partners Limited, LMR Partners LLC and LMR Partners AG (collectively, the “LMR Investment Managers”), which serve as the investment managers to the LMR Master Funds with respect to such Class A ordinary shares, are ultimately controlled by Ben Levine and Stefan Renold.

(10)	The address of the State of Wisconsin Investment Board is 121 East Wilson Street, Madison, WI 53703, based on a Schedule 13G filed on February 13, 2023.

Our initial shareholders beneficially own 20% of the then issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of our Class B ordinary shares. Holders of our Public Shares do not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination, (B) to waive their redemption rights with respect to (i) any Class B ordinary shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination or a shareholder vote to amend our amended and restated memorandum or articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Business Combination Period and (ii) their rights to liquidating distributions from the Trust Account with respect to their Class B ordinary shares if we do not complete our initial Business Combination within the Business Combination Period.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.  See “—Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Changes in Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On October 8, 2021, our Sponsor purchased an aggregate of 5,750,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On February 22, 2022, our Sponsor surrendered an aggregate of 2,875,000 Class B ordinary shares, thereby resulting in 2,875,000 remaining Class B ordinary shares held by the Sponsor. In March 2022, prior to the consummation of our IPO, our Sponsor transferred 20,000 Class B ordinary shares at their original purchase price to each of Mr. Ojjeh, Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi. As a result of the Underwriters’ forfeiture of the remainder of the Option on March 8, 2022, 158,750 Class B ordinary shares held by the Sponsor were forfeited.

In March 2022, in connection with the consummation of our IPO and the Underwriters’ partial exercise of the Option, the Sponsor purchased an aggregate of 7,111,000 Private Placement Warrants, in each case at a price of $1.00 per Private Placement Warrant. As such, our Sponsor’s interest in the transactions is valued at $7,111,000. Each Private Placement Warrants may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our initial shareholders until 30 days after the completion of our initial Business Combination.

Commencing on the date of our prospectus, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space and administrative and support services.  Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our IPO, our Sponsor agreed to loan us up to $1,000,000 under an unsecured promissory note to be used for a portion of the expenses of our IPO. Subsequent to the consummation of our IPO, we received net proceeds not held in the Trust Account of approximately $2,765,000 and, on March 8, 2022, fully repaid to the Sponsor the $217,233 that was outstanding under the unsecured promissory.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, we entered into a promissory note with our Sponsor prior to the consummation of our IPO that will provide for borrowings of up to $1,000,000. These loans will be non-interest bearing, unsecured and are due at the earlier of the closing of our initial Business Combination and our liquidation if we have not completed an initial Business Combination within the allotted time period. Our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

The warrants would be identical to the Private Placement Warrants issued to our Sponsor. Other than as descried above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

If we anticipate that we may not be able to consummate our initial Business Combination within 15 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial Business Combination), subject to the Sponsor (or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,086,500 ($0.10 per Public Share in either case), for each of the available three-month extensions, for a total payment of up to $2,173,000 ($0.20 per Public Share). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial Business Combination, we will, at the option of our Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete a Business Combination, we will repay such loans only from funds held outside of the Trust Account. if any such funds are available. We currently believe we will not have sufficient funds left outside of the Trust Account to pay back such loans if our initial Business Combination is not completed. Our Sponsor and its affiliates or designees are not obligated to extend the time for us to complete our initial Business Combination.

In the event that we receive notice from our Sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Related Party Policy

Acting upon the recommendation of our audit committee, our board of directors adopted a policy setting forth the policies and procedures for the audit committee’s review and approval or ratification of “Related Person Transaction.”  A “Related Person Transaction” is any consummated or proposed transaction or series of transactions: (1) involving an amount in excess of $120,000 in which the Company is or will be a participant and in which a “Related Person” has or will have a direct or indirect material interest, including without limitation any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or (2) that would need to be disclosed under Item 404(a) of Regulation S-K.  “Related parties” under this policy will include: (i) our executive officers, directors and director nominees, (ii) a beneficial owner of more than 5% of any class of our voting securities, and (iii) any immediate family member of, or any entity controlled by, any of the persons identified in clauses (i) or (ii).

Pursuant to the policy, the audit committee will consider (i) the size of the transaction and the amount payable to a Related Person; (ii) the nature of the interest of the Related Person in the transaction; (iii) whether the transaction may involve a conflict of interest; and (iv) whether the transaction involves the purchase or sale of assets by the Company or the provision of goods or services to the Company, and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto.  Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy.  The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Aashir Ahmed Siddiqui, Ali Ojjeh, Dhaen Al Hameli and Dr. Saleh Al Hashemi is an independent director under applicable SEC and Nasdaq rules. Our independent director nominees will have regularly scheduled meetings at which only independent directors are present.

Item 14.  Principal Accountant Fees and Services.

BDO USA, LLP, or BDO, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.

Audit Fees. For the year ended December 31, 2022, and for the period from August 24, 2021 (inception) through December 31, 2021, fees were approximately $95,500 and $135,000, respectively, for the services BDO performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2022, and 2021 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2022, and for the period from August 24, 2021 (inception) through December 31, 2021, BDO did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022, and for the period from August 24, 2021 (inception) through December 31, 2021, BDO did not render any tax compliance, tax advice or tax planningservice to us.

All Other Fees. For the year ended December 31, 2022, and for the period from August 24, 2021 (inception) through December 31, 2021, BDO did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

Financial Statements:  See “Index to Financial Statements” at page F-1.

Financial Statement Schedules.  All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibits.  The exhibits listed in the accompanying index of exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Index of Exhibits
No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 1, 2022, by and between the Company and BTIG. (1)

3.1	Amended and Restated Memorandum and Articles of Association, dated March 1, 2022. (1)

4.1	Warrant Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A ordinary share Certificate. (2)

4.4	Specimen Warrant Certificate (included in Exhibit 4.1 herein).

4.5*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	Letter Agreement, dated March 1, 2022, by and among the Company, BTIG, IBS, the Sponsor and the Company’s executive officers and directors. (1)

10.2	Investment Management Trust Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated March 1, 2022, by and between the Company, the Sponsor, BTIG, IBS and certain other shareholders of the Company named therein. (1)

10.4	Sponsor Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor. (1)

10.5	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and BTIG. (1)

10.6	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and IBS. (1)

10.7	Form of Indemnity Agreement, dated March 1, 2022, by and between the Company and each officer and/or director. (1)

10.8	Administrative Services Agreement, dated March 1, 2022, by and between the Company and the Sponsor. (1)

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2022 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our registration statement on Form S-1 filed with the SEC on February 22, 2022 and incorporated by reference herein.
*	Filed herewith.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUAA PARTNERS ACQUISITION CORP I

Date: March 31, 2023	By:	/s/ Fawad Tariq Khan
	Name:	Fawad Tariq Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2023	By:	/s/ Mohammad El Beitam
	Name:	Mohammad El Beitam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2023	By:	/s/ Ali Ojjeh
	Name:	Ali Ojjeh
	Title:	Director

Date: March 31, 2023	By:	/s/ Dhaen Al Hameli
	Name:	Dhaen Al Hameli
	Title:	Director

Date: March 31, 2023	By:	/s/ Saleh Al Hashemi
	Name:	Saleh Al Hashemi, Ph.D.
	Title:	Director

Date: March 31, 2023	By:	/s/ Aashir Ahmed Siddiqui
	Name:	Aashir Ahmed Siddiqui
	Title:	Director

SHUAA PARTNERS ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SHUAA Partners Acquisition Corp I.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SHUAA Partners Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from August 24, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

SHUAA PARTNERS ACQUISITION CORP I

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$643,823	$—
Prepaid expenses- short term	416,713	—
Deferred offering costs	—	419,570
Due from related party	28,374	—
Total current assets	1,088,910	419,570

Marketable securities held in Trust Account	112,997,024	—
Total Assets	$114,085,934	$419,570

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$79,619	$309,345
Promissory note - related party	—	88,539
Total current liabilities	79,619	397,884
Deferred underwriting commissions	4,346,000	—
Total liabilities	4,425,619	397,884

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,865,000 shares and 0 shares at redemption value of $10.40 as of December 31, 2022 and 2021, respectively	112,997,024	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,716,250 and 2,875,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	272	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,336,981)	(3,314)
Total shareholders’ (Deficit) Equity	(3,336,709)	21,686
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$114,085,934	$419,570

The accompanying notes are an integral part of the financial statements.

SHUAA PARTNERS ACQUISITION CORP I

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the Period from August 24, 2021 (Inception) through December 31, 2021
General & Administrative costs	$1,470,920	$3,314
Loss from operations	(1,470,920)	(3,314)

Other income
Interest earned on marketable securities held in Trust Account	1,630,774	—
Total other income, net	1,630,774	—

Net income (loss)	$159,854	$(3,314)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,012,329	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.38	$—
Weighted average shares outstanding, Class B ordinary shares	2,677,740	2,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(1.23)	$(0.00)

The accompanying notes are an integral part of the financial statements.

SHUAA PARTNERS ACQUISITION CORP I

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND

SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM AUGUST 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Share Subject to Possible Redemption		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – August 24, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(3,314)	(3,314)
Balance as of December 31, 2021	—	—	2,875,000	288	24,712	(3,314)	21,686
Issuance of Units through public offering net of issuance costs	10,865,000	98,629,785	—	—	2,634,740	—	2,634,740
Forfeiture of Class B ordinary shares	—	—	(158,750)	(16)	16	—	—
Issuance of Private Placement Warrants	—	—	—	—	7,654,250	—	7,654,250
Stock-based compensation expense	—	—	—	—	560,000	—	560,000
Accretion of Class A ordinary shares to redemption value	—	14,367,239	—	—	(10,873,718)	(3,493,521)	(14,367,239)
Net income	—	—	—	—	—	159,854	159,854
Balance as of December 31, 2022	10,865,000	$112,997,024	2,716,250	$272	$—	$(3,336,981)	$(3,336,709)

The accompanying notes are an integral part of the financial statements.

SHUAA PARTNERS ACQUISITION CORP I

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from August 24, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$159,854	$(3,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related party under promissory note	393	—
Stock-based compensation	560,000	—
Changes in current assets and current liabilities:	—	—
Prepaid expenses	(416,713)	—
Due from related party	(28,374)	—
Accrued offering costs and expenses	(229,726)	3,314
Net cash provided by operating activities	45,434	—

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust account	(112,997,024)	—
Net cash used in investing activities	(112,997,024)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	106,477,000	—
Proceeds from private placement	7,654,250	—
Proceeds from promissory note	128,301	—
Payment of deferred offering costs	(446,905)	—
Payment of promissory note	(217,233)	—
Net cash provided by financing activities	113,595,413	—

Net Change in Cash	643,823	—
Cash – Beginning	—	—
Cash – Ending	$643,823	$—

Supplemental Disclosure of Non-cash Financing Activities:

Deferred Underwriters’ commissions charged to additional paid-in capital	$4,346,000	$—
Accretion of Class A ordinary shares to redemption	$14,367,239	$—
Initial value of Class A ordinary shares subject to possible redemption charged to additional paid in capital	$98,629,785	$—
Forfeiture of Class B ordinary shares	$16	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$88,539
Deferred offering costs included in accrued offerings costs and expenses	$—	$306,031

The accompanying notes are an integral part of the financial statements.

SHUAA PARTNERS ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS OPERATION

SHUAA Partners Acquisition Corp I (the “Company”) was incorporated as a Cayman Islands exempted company on August 24, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on March 4, 2022 and the partial exercise of the Option on March 8, 2022, $111,366,250 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and portion of the sale of the Private Placement Warrants was deposited into a Trust Account (“Trust Account”) and will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination during the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Public Shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was initially anticipated to be $10.25 per Public Share and may be increased by any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay its tax obligations. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the Underwriters.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $643,823 in its operating bank account, and working capital of $1,009,291.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares (the “Founder Shares”) to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $217,233, which was repaid in full on March 8, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that either could have negative effects on the Company’s financial position, the results of its operations or its search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

As of December 31, 2022 and 2021, the Company had $643,823 and $0 in its operating bank account. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

As of December 31, 2022, the Company had $112,997,024 of assets held in the Trust Account, which primarily consist of investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the balance sheet at fair value as of December 31, 2022. Gains and losses resulting from the change in fair value of these investments are included in interests earned on marketable securities held in the Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of an uninsured cash account with the balance of $643,823 as of December 31, 2022 in a financial institution in Abu Dhabi. The Company places its cash with a high-quality financial institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risk on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 10,865,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the year ended December 31, 2022, the Company recorded an accretion of $14,367,239, $10,873,718 of which was recorded as a reduction of additional paid-in capital and $3,493,521 was recorded as additional accumulated deficit.

As of December 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheet, are reconciled in the following table:

Gross proceeds from initial public offering	$108,650,000

Less:
Proceeds allocated to public warrants	(2,826,900)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,315)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	14,367,239

Class A ordinary shares subject to possible redemption, December 31, 2022	$112,997,024

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The fair values of prepaid expenses, accounts payable and accrued expenses, and due from related party are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments as the warrants are indexed to the Company’s own common shares and the warrant holders could not be potentially required to “net cash settle” in a circumstance outside of the Company’s control.

Net Income (Loss) Per Ordinary Share

The Statement of Operations includes a presentation of income per Class A redeemable public share and loss per Class B non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the Class A redeemable Public Shares and Class B non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable Public Shares and 20% for the Class B non-redeemable shares for the year ended December 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the Statement of Operations is based on the following:

	For the Year Ended December 31, 2022	For the Period from August 24, 2021 (Inception) through December 31, 2021
Net income (loss)	$159,854	$(3,314)
Accretion of temporary equity to redemption value	(14,367,239)	—
Net income (loss) including accretion of temporary equity to redemption value	$(14,207,385)	$(3,314)

	For Year Ended December 31, 2022		For the Period from August 24, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(10,913,498)	$(3,293,887)	$—	$(3,314)
Allocation of accretion of temporary equity to redemption value	14,367,239	—	—	—
Allocation of net income (loss)	$3,453,741	$(3,293,887)	$—	$(3,314)

Denominator:
Weighted-average shares outstanding	9,012,329	2,677,740	—	2,500,000
Basic and diluted net income (loss) per share	$0.38	$(1.23)	$—	$(0.00)

In connection with the Underwriters’ partial exercise of their over-allotment option on March 8, 2022, 216,250 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the trust account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s financial statements.

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

On March 1, 2022, the Sponsor approved the transfer of 20,000 Founder Shares at their original purchase price to each of Mr. Ojjeh, Mr. Siddiqui, Mr. Al Hameli and Dr. Al Hashemi (collectively, the “Independent Directors”). The Founder Shares held by the Independent Directors, which were not subject to forfeiture in the event the Underwriters’ over-allotment option was not exercised, were accounted for by the Company in accordance with ASC 718 Stock-Based Compensation. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 80,000 shares transferred to the Independent Director Nominees was approximately $560,000 or $7.00 per share. The Company recognized $560,000 stock-based compensation expenses for the year ended December 31, 2022, as these Founder Shares transferred to Independent Director Nominees are not subject to any performance obligations.

On March 15, 2022, following the partial exercise of the Option, the Underwriters forfeited the balance of the Option, resulting in the forfeiture of 158,750 Founder Shares by the Sponsor. As of December 31, 2022, there are 2,716,250 Founder Shares outstanding.

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

Promissory Note-Related Party

On October 8, 2021, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of May 30, 2022 or the closing of the IPO. The promissory note was repaid on March 8, 2022. As of December 31, 2022 and 2021, the Company had borrowed $0 and $88,539 under the promissory note with its Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which they will pay the Sponsor a total of $10,000 per month for certain office space, administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $100,000 under the Administrative Services Agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 10,865,000 and 0 shares of the Class A ordinary shares issued and outstanding, including 10,865,000 and 0 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2022 and 2021, there were 2,716,250 and 2,875,000 Class B ordinary shares issued and outstanding, respectively.

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

Warrants

As of December 31, 2022 and 2021, there were 13,086,750 warrants outstanding, including 5,432,500 Public Warrants and 7,654,250 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (the “Redemption Date”).

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active;

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account: Money Market Funds	$112,997,024	$112,997,024	$—	$—
	$112,997,024	$112,997,024	$—	$—

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