Form 10-Q
period 2023-03-31
SHUAA Partners Acquisition Corp I
filed 2023-05-12
CIK 1886268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 10,865,000 Class A ordinary shares, par value $0.0001 per share, and 2,716,250 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$565,474	$643,823
Prepaid expenses- short term	364,783	416,713
Due from related party	—	28,374
Total current assets	930,257	1,088,910
Marketable securities held in Trust Account	114,205,205	112,997,024
Total Assets	$115,135,462	$114,085,934

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$229,278	$79,619
Due to related party	2,135	—
Total current liabilities	231,413	79,619
Deferred underwriting commissions	4,346,000	4,346,000
Total liabilities	4,577,413	4,425,619

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,865,000 shares at redemption value of $10.51 and $10.40 as of March 31, 2023 and December 31, 2022, respectively	114,205,205	112,997,024

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,716,250 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	272	272
Additional paid-in capital	—	—
Accumulated deficit	(3,647,428)	(3,336,981)
Total shareholders’ deficit	(3,647,156)	(3,336,709)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$115,135,462	$114,085,934

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended March 31, 2023	For the Three Months ended March 31, 2022
General & Administrative costs	$310,447	$612,268
Loss from operations	(310,447)	(612,268)

Other income
Interest earned on marketable securities held in Trust Account	1,208,181	7,573
Total other income	1,208,181	7,573

Net income (loss)	$897,734	$(604,695)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,865,000	3,305,055
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.76
Weighted average shares outstanding, Class B ordinary shares	2,716,250	2,557,033
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(1.22)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

AND CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	10,865,000	$112,997,024	2,716,250	$272	$—	$(3,336,981)	$(3,336,709)
Accretion of Class A ordinary shares to redemption value	—	1,208,181	—	—	—	(1,208,181)	(1,208,181)
Net income	—	—	—	—	—	897,734	897,734
Balance as of March 31, 2023	10,865,000	$114,205,205	2,716,250	$272	$—	$(3,647,428)	$(3,647,156)

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

AND CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	2,875,000	$288	$24,712	$(3,314)	$21,686
Issuance of Units through public offering net of issuance costs	10,865,000	98,629,785	—	—	2,634,740	—	2,634,740
Forfeiture of Class B ordinary shares			(158,750)	(16)	16	—	—
Issuance of Private warrants	—	—	—	—	7,654,250	—	7,654,250
Stock-based compensation expense	—	—	—	—	560,000	—	560,000
Accretion of Class A ordinary shares to redemption value	—	12,744,038	—	—	(10,873,718)	(1,870,320)	(12,744,038)
Net loss	—	—	—	—	—	(604,695)	(604,695)
Balance as of March 31, 2022	10,865,000	$111,373,823	2,716,250	$272	$—	$(2,478,329)	$(2,478,057)

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$897,734	$(604,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related party under promissory note	—	393
Interest earned on investments held in Trust Account	—	(7,573)
Stock-based compensation	—	560,000
Changes in current assets and current liabilities:
Prepaid expenses	51,930	(767,981)
Due from related party	30,509	(118,766)
Accrued offering costs and expenses	149,659	(309,345)
Net cash provided by (used in) operating activities	1,129,832	(1,247,967)

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust account	(1,208,181)	(111,366,250)
Net cash used in investing activities	(1,208,181)	(111,366,250)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	106,477,000
Proceeds from private placement	—	7,654,250
Payment of deferred offering costs	—	(318,604)
Payment of promissory note	—	(217,233)
Net cash provided by financing activities	—	113,595,413

Net Change in Cash	(78,349)	981,196
Cash - Beginning	643,823	—
Cash - Ending	$565,474	$981,196

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ commissions payable charged to additional paid-in capital	$—	$4,346,000
Forfeiture of Class B ordinary shares	$—	$16
Accretion of Class A ordinary shares to redemption value	$1,208,181	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENT

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $565,474 in its operating bank account and working capital of $698,844.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares (the “Founder Shares”) to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $217,233, which was repaid in full on March 8, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such conflict could have negative effects on the Company’s financial position, the results of its operations or its search for a target company, the specific impacts are not readily determinable as of the date of these condensed financial statements. Similarly, we cannot predict the impact that high market volatility and instability in the banking sector could have on economic activity and our business in particular. The failure of banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our business, financial conditions and results of operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

As of March 31, 2023 and December 31, 2022, the Company had $565,474 and $643,823 in its operating bank account, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company had $114,205,205 and $112,997,024 of assets held in the Trust Account, respectively, which primarily consist of investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the balance sheets at fair value as of March 31, 2023 and December 31, 2022. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of an uninsured cash account with a balance of $565,474 and $643,823 as of March 31, 2023 and December 31, 2022, respectively, in a financial institution in Abu Dhabi. The Company places its cash with a high-quality financial institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risk on such accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC Topic 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 10,865,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2023, the Company recorded an accretion of $1,208,181, which was recorded in accumulated deficit. For the three months ended March 31, 2022, the Company recorded an accretion of $12,744,038, $10,873,718 of which was recorded in additional paid-in capital and $1,870,320 was recorded in accumulated deficit.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheets, are reconciled in the following table:

Gross proceeds from initial public offering	$108,650,000

Less:
Common stock issuance costs	(2,826,900)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,315)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	14,367,239
Class A ordinary shares subject to possible redemption, December 31, 2022	112,997,024

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	1,208,181
Class A ordinary shares subject to possible redemption, March 31, 2023	$114,205,205

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The fair values of prepaid expenses, accounts payable and accrued expenses, and due from related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments as the warrants are indexed to the Company’s own common shares and the warrant holders could not be potentially required to “net cash settle” in a circumstance outside of the Company’s control.

Net Income (Loss) Per Ordinary Share

The Statement of Operations includes a presentation of income per Class A redeemable public share and loss per Class B non-redeemable share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the Class A redeemable Public Shares and Class B non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable Public Shares and 20% for the Class B non-redeemable shares for the three months ended March 31, 2023 and 2022, reflective of the respective participation rights.

The earnings per share presented in the Statement of Operations is based on the following:

	For Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022
Net income (loss)	$897,734	$(604,695)
Accretion of temporary equity to redemption value	(1,208,181)	(12,744,038)
Net loss including accretion of temporary equity to redemption value	$(310,447)	$(13,348,733)

	For Three Months Ended March 31, 2023		For Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(248,358)	$(62,089)	$(10,226,578)	$(3,122,155)
Allocation of accretion of temporary equity to redemption value	1,208,181	—	12,744,038	—
Allocation of net income (loss)	$959,823	$(62,089)	$2,517,460	$(3,122,155)

Denominator:
Weighted-average shares outstanding	10,865,000	2,716,250	3,305,055	2,557,033
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$0.76	$(1.22)

In connection with the Underwriters’ partial exercise of their over-allotment option on March 8, 2022, 216,250 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. U.S. taxation could be imposed if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time. Additionally, given the nature of the investment income generated from the funds held in the Trust Account, it is not subject to tax withholdings in the U.S. Moreover, the Company determined that no income tax liability would arise from any other jurisdictions outside of the Cayman Islands. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

On March 15, 2022, following the partial exercise of the Option, the Underwriters forfeited the balance of the Option, resulting in the forfeiture of 158,750  Founder Shares by the Sponsor. As of March 31, 2023, there are 2,716,250 Founder Shares outstanding.

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

Promissory Note-Related Party

On October 8, 2021, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of May 30, 2022 or the closing of the IPO. The promissory note was repaid on March 8, 2022 and subsequently terminated.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which they will pay the Sponsor a total of $10,000 per month for certain office space and administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $10,000, respectively, under the administrative services agreement and recorded such amount as due to related party in the accompanying balance sheets. As of March 31, 2023 and December 31, 2022, the due to related party balance was $2,135 and $0, respectively.

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

NOTE 7. SHAREHOLDER’S DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 10,865,000 shares of the Class A ordinary shares issued and outstanding, including 10,865,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2023 and December 31, 2022, there were 2,716,250 Class B ordinary shares issued and outstanding.

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

Warrants

As of March 31, 2023 and December 31, 2022, there were 13,086,750 warrants outstanding, including 5,432,500 Public Warrants and 7,654,250 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (the “Redemption Date”).

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
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account: Money Market Funds	$114,205,205	$114,205,205	$—	$—
Total Assets	$114,205,205	$114,205,205	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account: Money Market Funds	$112,997,024	$112,997,024	$—	$—
Total Assets	$112,997,024	$112,997,024	$—	$—

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to SHUAA Partners Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SHUAA SPAC Sponsor I LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements.  Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements.  Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date.  Our only activities from August 24, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account.  We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $897,734, consisting of interest on investments held in the Trust Account of $1,208,181, offset by general and administrative costs of $310,447.

For the three months ended March 31, 2022, we had net loss of $604,695, consisting of general and administrative costs of $612,268, offset by interest on investments held in the Trust Account of $7,573.

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

For the three months ended March 31, 2023, net cash provided by operating activities was $1,129,832, consisting of net income of $897,734 and changes in operating assets and liabilities which provided by $232,098 of cash from operating activities.

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

As of March 31, 2023, we had cash outside our Trust Account of $565,474 and had working capital of $698,844. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Recent Accounting Standards

See “Note 2 — Summary of Significant Accounting Policies” to the condensed financial statements included with this report for a discussion of recent accounting standards.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness described below.

During the preparation of our financial statements for the year ended December 31, 2022, we identified a material weakness in internal controls over financial reporting related to our financial close process, as previously identified and discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Specifically, errors were identified in the classification of cash received and reinvested in the Trust Account in the statement of cash flows. The material weakness remained at the time of the preparation of our financial statements for the year ended December 31, 2022 and remains un-remediated as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the remediation plan described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, there has been no change in our internal control over financial reporting for the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

A financial crisis or deterioration in general economic, business or industry conditions could adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

Concerns over global economic conditions, instability in the banking sector, stock market volatility, energy costs, geopolitical issues, inflation and U.S. Federal Reserve interest rate increases in response, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy. We cannot predict the impact that high market volatility and instability in the banking sector could have on economic activity generally, or our ability to negotiate and complete our initial Business Combination and results of operations. The failure of banks and financial institutions and measures taken, or not taken, by governments, businesses and other organizations in response to these events could adversely impact our ability to negotiate and complete our initial Business Combination and results of operations.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at our discretion instruct the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation.  As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.  However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may determine, at its discretion, to instruct the trustee of the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of the Company.  Following such liquidation, we would likely receive minimal interest on the funds held in the Trust Account.  However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any.  As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company.  The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company.  Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

SHUAA PARTNERS ACQUISITION CORP I

Date: May 12, 2023	By:	/s/ Fawad Tariq Khan
	Name:	Fawad Tariq Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Mohammad El Beitam
	Name:	Mohammad El Beitam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)