Form 10-Q
period 2023-06-30
SHUAA Partners Acquisition Corp I
filed 2023-08-14
CIK 1886268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission file number 001-41311

SHUAA Partners Acquisition Corp I

(Exact name of registrant as specified in Its Charter)

Cayman Islands	98-1627500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Elgin Avenue George Town, Grand Cayman, Cayman Islands	KY1-9008
(Address of principal executive offices)	(Zip Code)

+971 4 330 3600

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	SHUAU	The Nasdaq Capital Market LLC
Class A ordinary shares included as part of the units	SHUA	The Nasdaq Capital Market LLC
Redeemable warrants included as part of the units	SHUAW	The Nasdaq Capital Market LLC

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

As of August 14, 2023, there were 5,281,612 Class A ordinary shares, par value $0.0001 per share, and no Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$112,379	$643,823
Prepaid expenses- short term	229,807	416,713
Due from related party	—	28,374
Total current assets	342,186	1,088,910
Marketable securities held in Trust Account	27,565,065	112,997,024
Total Assets	$27,907,251	$114,085,934

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$378,199	$79,619
Due to related party	32,135	—
Total current liabilities	410,334	79,619
Deferred underwriting commissions	4,346,000	4,346,000
Total liabilities	4,756,334	4,425,619

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 2,565,362 and 10,865,000 shares at redemption value of $10.75 and $10.40 as of June 30, 2023 and December 31, 2022, respectively	27,565,065	112,997,024

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,716,250 and 0 shares issued and outstanding (excluding 2,565,362 and 10,865,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	272	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 2,716,250 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	272
Additional paid-in capital	—	—
Accumulated deficit	(4,414,420)	(3,336,981)
Total shareholders’ deficit	(4,414,148)	(3,336,709)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,907,251	$114,085,934

The accompanying notes are an integral part of the condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General & Administrative costs	$556,992	$277,593	$867,439	$889,861
Loss from operations	(556,992)	(277,593)	(867,439)	(889,861)

Other income
Interest earned on marketable securities held in Trust Account	1,036,262	158,168	2,244,443	165,741
Total other income	1,036,262	158,168	2,244,443	165,741

Net income (loss)	$479,270	$(119,425)	$1,377,004	$(724,120)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,493,675	10,865,000	9,672,786	7,128,950
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$(0.01)	$0.16	$0.47
Weighted average shares outstanding, non-redeemable Class A ordinary shares and Class B ordinary shares	2,716,250	2,716,250	2,716,250	2,638,591
Basic and diluted net loss per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$(0.05)	$(0.02)	$(0.07)	$(1.55)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

AND CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Share		Non-Redeemable Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	10,865,000	$112,997,024	—	$—	2,716,250	$272	$—	$(3,336,981)	$(3,336,709)
Accretion of Class A ordinary shares to redemption value	—	1,208,181	—	—	—	—	—	(1,208,181)	(1,208,181)
Net income	—	—	—	—	—	—	—	897,734	897,734
Balance as of March 31, 2023	10,865,000	114,205,205	—	—	2,716,250	272	—	(3,647,428)	(3,647,156)
Accretion of Class A ordinary shares to redemption value	—	1,036,262	—	—	—	—	—	(1,036,262)	(1,036,262)
Class A shares redemption	(8,299,638)	(87,886,402)	—	—	—	—	—	—	—
Additional deposit into trust account for extension	—	210,000	—	—	—	—	—	(210,000)	(210,000)
Conversion of Class B ordinary shares to non-redeemable Class A ordinary shares	—	—	2,716,250	272	(2,716,250)	(272)	—	—	—
Net income	—	—	—	—	—	—	—	479,270	479,270
Balance as of June 30, 2023	2,565,362	$27,565,065	2,716,250	$272	—	$—	$—	$(4,414,420)	$(4,414,148)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

AND CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	2,875,000	$288	$24,712	$(3,314)	$21,686
Issuance of Units through public offering net of issuance costs	10,865,000	98,629,785	—	—	2,634,740	—	2,634,740
Forfeiture of Class B ordinary shares			(158,750)	(16)	16	—	—
Issuance of Private warrants	—	—	—	—	7,654,250	—	7,654,250
Stock-based compensation expense	—	—	—	—	560,000	—	560,000
Accretion of Class A ordinary shares to redemption value	—	12,744,038	—	—	(10,873,718)	(1,870,320)	(12,744,038)
Net loss	—	—	—	—	—	(604,695)	(604,695)
Balance as of March 31, 2022	10,865,000	111,373,823	2,716,250	272	—	(2,478,329)	(2,478,057)
Accretion of Class A ordinary shares to redemption value		158,168				(158,168)	(158,168)
Net loss	—	—	—	—	—	(119,425)	(119,425)
Balance as of June 30, 2022	10,865,000	$111,531,991	2,716,250	$272	$—	$(2,755,922)	$(2,755,650)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SHUAA PARTNERS ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,377,004	$(724,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Operating costs paid by related party under promissory note	—	393
Interest earned on investments held in Trust Account	—	(165,741)
Stock-based compensation	—	560,000
Changes in current assets and current liabilities:
Prepaid expenses	186,906	(680,527)
Due from related party	60,509	(88,374)
Accrued offering costs and expenses	298,580	(210,476)
Net cash provided by (used in) operating activities	1,922,999	(1,308,845)

Cash Flows from Investing Activities:
Investment in marketable securities held in Trust account	—	(111,366,250)
Reinvestment of interest income in Trust Account	(2,244,443)	—
Additional deposits into Trust Account	(210,000)	—
Proceeds from sale of investment held in Trust Account	87,886,402	—
Net cash provided by (used in) investing activities	85,431,959	(111,366,250)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	106,477,000
Proceeds from private placement	—	7,654,250
Payment of deferred offering costs	—	(318,604)
Payment of promissory note	—	(217,233)
Redemption of Class A ordinary shares	(87,886,402)	—
Net cash (used in) provided by financing activities	(87,886,402)	113,595,413

Net Change in Cash	(531,444)	920,318
Cash – Beginning	643,823	—
Cash – Ending	$112,379	$920,318

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ commissions payable charged to additional paid-in capital	$—	$4,346,000
Forfeiture of Class B ordinary shares	$—	$16
Accretion of Class A ordinary shares to redemption value	$2,244,443	$—
Conversion of Class B ordinary shares to Class A ordinary shares	$272	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from August 24, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“IPO”) and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company has until September 4, 2023 (or until June 4, 2024 if it extends the period of time to consummate its initial Business Combination) to consummate the initial Business Combination (the “Combination Period”). If the Company has not completed its initial Business Combination within the Combination Period, it will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On June 1, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Articles Extension”) from June 4, 2023 to September 4, 2023 and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the definitive proxy statement of the Company, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2023 (as supplemented to date, the “Proxy Statement”).

On June 1, 2023, based on the results of the Extension Meeting, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), converted all outstanding Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares.

In connection with the Extension Meeting, holders of 8,299,638 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of approximately $87.89 million. As a result, such amount was removed from the Trust Account to pay the redeeming holders and 2,565,362 Public Shares remain outstanding (such Public Shares exclude the 2,716,250 Class A ordinary shares issued upon conversion of the Founder Shares, which converted Class A ordinary shares do not entitle their holders to any monies held in the Trust Account as a result of their ownership). The remaining amount in the Trust Account immediately following the redemption payments was approximately $27.17 million.

Following approval of the Extension Proposal, the Company deposited $210,000 into the Trust Account to extend the Termination Date to September 4, 2023. In addition, in the event the Company does not consummate an initial Business Combination by September 4, 2023, the Sponsor (or one or more of its affiliates, members or third-party designees) may contribute to the Company $70,000, as a loan to be deposited into the Trust Account, for each of nine one-month extensions following the Articles Extension Date.

The Sponsor, the other initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of the initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the applicable Combination Period).

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $112,379 in its operating bank account and working capital deficit of $68,148.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $217,233, which was repaid in full on March 8, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

On June 1, 2023, the Company issued an unsecured promissory note (the “Extension Promissory Note”) in the total principal amount of up to $840,000 to the Sponsor (as described in Note 5). The Sponsor funded the initial principal amount of $210,000 on July 6, 2023.

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

The Company has until September 4, 2023 (unless extended to a latest possible date of June 4, 2024, by extending on a monthly basis for up to nine times by an additional one month) to consummate the initial Business Combination. If the Company is not able to consummate a Business Combination before September 4, 2023 (absent any extensions of such period by the Sponsor), it will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before September 4, 2023 (absent any extensions of such period by the Sponsor), it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 4, 2023 (absent any extensions of such period by the Sponsor).

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

The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, the Company had $112,379 and $643,823 in its operating bank account, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $27,565,065 and $112,997,024 of assets held in the Trust Account, respectively, which primarily consist of investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the balance sheets at fair value as of June 30, 2023 and December 31, 2022. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of an uninsured cash account with a balance of $112,379 and $643,823 as of June 30, 2023 and December 31, 2022, respectively, in a financial institution in Abu Dhabi. The Company places its cash with a high-quality financial institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risk on such accounts.

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

In connection with the Extension Meeting, holders of 8,299,638 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of approximately $87.89 million. Accordingly, as of June 30, 2023 and December 31, 2022, 2,565,362 and 10,865,000 shares of Class A ordinary shares subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended June 30, 2023, the Company recorded an accretion of $2,244,443, which was recorded in accumulated deficit. For the six months ended June 30, 2022, the Company recorded an accretion of $12,902,206, $10,873,718 of which was recorded in additional paid-in capital and $2,028,488 was recorded in accumulated deficit.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares, classified as temporary equity in the balance sheets, are reconciled in the following table:

Gross proceeds from initial public offering	$108,650,000

Less:
Common stock issuance costs	(2,826,900)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,193,315)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	14,367,239
Class A ordinary shares subject to possible redemption, December 31, 2022	112,997,024

Less:
Redemption of Class A ordinary shares	(87,886,402)

Plus:
Re-measurement on Class A ordinary shares subject to possible redemption amount	2,454,443
Class A ordinary shares subject to possible redemption, June 30, 2023	$27,565,065

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The fair values of prepaid expenses, accounts payable and accrued expenses, and due from related party were estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments and were classified as Level 1 (see Note 8 for the classification of fair value hierarchy).

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as equity-classified instruments as the warrants are indexed to the Company’s own common shares and the warrant holders could not be potentially required to “net cash settle” in a circumstance outside of the Company’s control.

Net Income (Loss) Per Ordinary Share

The Statement of Operations includes a presentation of income per redeemable Class A ordinary share and loss per non-redeemable Class A ordinary share and Class B ordinary share following the two-class method of loss per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and non-redeemable Class A ordinary shares and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated in accordance with the weighted average ordinary shares outstanding of each class for the respective periods.

The earnings per share presented in the Statement of Operations is based on the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net income	$479,270	$1,377,004
Accretion of temporary equity to redemption value	(1,036,262)	(2,244,443)
Net loss including accretion of temporary equity to redemption value	$(556,992)	$(867,439)

	For Three Months Ended June 30, 2023		For Six Months Ended June 30, 2023
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(422,029)	$(134,963)	$(677,256)	$(190,183)
Allocation of accretion of temporary equity to redemption value	1,036,262	—	2,244,443	—
Allocation of net income (loss)	$614,233	$(134,963)	$1,567,187	$(190,183)

Denominator:
Weighted-average shares outstanding	8,493,675	2,716,250	9,672,786	2,716,250
Basic and diluted net income (loss) per share	$0.07	$(0.05)	$0.16	$(0.07)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net loss	$(119,425)	$(724,120)
Accretion of temporary equity to redemption value	(158,168)	(12,902,206)
Net loss including accretion of temporary equity to redemption value	$(277,593)	$(13,626,326)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(222,074)	$(55,519)	$(9,532,583)	$(4,093,744)
Allocation of accretion of temporary equity to redemption value	158,168	—	12,902,206	—
Allocation of net income (loss)	$(63,906)	$(55,519)	$3,369,623	$(4,093,744)

Denominator:
Weighted-average shares outstanding	10,865,000	2,716,250	7,128,950	2,638,591
Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$0.47	$(1.55)

In connection with the Underwriters’ partial exercise of their over-allotment option on March 8, 2022, 216,250 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 15, 2022, following the partial exercise of the Option, the Underwriters forfeited the balance of the Option, resulting in the forfeiture of 158,750 Founder Shares by the Sponsor. As described in Note 7, in connection with the Extension Meeting on June 1, 2023, the holders of the Company’s Founder Shares converted all outstanding Founder Shares into Class A ordinary shares and as of June 30, 2023, no Founder Shares were outstanding.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares (or Class A ordinary shares issuable upon the conversion thereof) until the earlier to occur of: (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 180 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock-up”).

Promissory Note-Related Party

On October 8, 2021, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of May 30, 2022 or the closing of the IPO. The promissory note was repaid on March 8, 2022 and subsequently terminated.

On June 1, 2023, the Company issued the Extension Promissory Note in the total principal amount of up to $840,000 to the Sponsor. The Sponsor funded the initial principal amount of $210,000 under the Extension Promissory Note on July 6, 2023. The Extension Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Extension Promissory Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If the Company does complete an initial Business Combination, the Company will, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to those Private Placement Warrants sold to the Sponsor by the Company in connection with the IPO.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which they will pay the Sponsor a total of $10,000 per month for certain office space and administrative and support services. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, under the administrative services agreement and recorded such amount as due to related party in the accompanying balance sheets. For the three and six months ended June 30, 2022, the Company paid and expensed $30,000 and $40,000, respectively, under the Administrative Services Agreement. As of June 30, 2023 and December 31, 2022, the due to related party balance was $32,135 and $0, respectively.

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

NOTE 7. SHAREHOLDER’S DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022, there were 10,865,000 Class A ordinary shares issued and outstanding, including 10,865,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets. As of June 30, 2023, there were 5,281,612 Class A ordinary shares issued and outstanding, including 2,565,362 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 1, 2023, the holders of the Company’s Class B ordinary shares converted all outstanding Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. As of June 30, 2023 and December 31, 2022, there were 0 and 2,716,250 Class B ordinary shares issued and outstanding, respectively.

Warrants

As of June 30, 2023 and December 31, 2022, there were 13,086,750 warrants outstanding, including 5,432,500 Public Warrants and 7,654,250 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. The warrants will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (the “Redemption Date”).

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except for the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is sent to warrant holders.

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account: Money Market Funds	$27,565,065	$27,565,065	$—	$—
Total Assets	$27,565,065	$27,565,065	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account: Money Market Funds	$112,997,024	$112,997,024	$—	$—
Total Assets	$112,997,024	$112,997,024	$—	$—

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the condensed financial statements.

On July 6, 2023, the Sponsor funded the initial principal amount of $210,000 under the Extension Promissory Note (as described in Note 5).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors, including, but not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report, could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have until September 4, 2023 (or until June 4, 2024 if we extend the period of time to consummate our initial Business Combination) to consummate the initial Business Combination (the “Combination Period”). If we have not completed our initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On June 1, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”), at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Articles Extension”) from June 4, 2023 to September 4, 2023 and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date (the “Extension Amendment Proposal”). The Extension Amendment Proposal is described in more detail in the definitive proxy statement of the Company, which was filed with the SEC on May 15, 2023.

On June 1, 2023, based on the results of the Extension Meeting, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), converted all outstanding Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares.

In connection with the Extension Meeting, holders of 8,299,638 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of approximately $87.89 million. As a result, such amount was removed from the Trust Account to pay the redeeming holders and 2,565,362 Public Shares remain outstanding (such Public Shares exclude the 2,716,250 Class A ordinary shares issued upon conversion of the Founder Shares, which converted Class A ordinary shares do not entitle their holders to any monies held in the Trust Account as a result of their ownership). The remaining amount in the Trust Account immediately following the redemption payments was approximately $27.17 million.

Following approval of the Extension Proposal, on June 1, 2023, we issued an unsecured promissory note (the “Extension Promissory Note”) in the total principal amount of up to $840,000 to the Sponsor and, on June 8, 2023, we deposited $210,000 into the Trust Account to extend the Termination Date to September 4, 2023. In addition, in the event we do not consummate an initial Business Combination by September 4, 2023, the Sponsor (or one or more of its affiliates, members or third-party designees) may contribute to the Company $70,000, as a loan to be deposited into the Trust Account, for each of nine one-month extensions following the Articles Extension Date.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from August 24, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $479,270, consisting of interest on investments held in the Trust Account of $1,036,262, offset by general and administrative costs of $556,992.

For the six months ended June 30, 2023, we had net income of $1,377,004, consisting of interest on investments held in the Trust Account of $2,244,443, offset by general and administrative costs of $867,439.

For the three months ended June 30, 2022, we had net loss of $119,425, consisting of general and administrative costs of $277,593, partially offset by interest on investment held in the Trust Account of $158,168.

For the six months ended June 30, 2022, we had net loss of $724,120, consisting of general and administrative costs of $889,861, partially offset by interest on investment held in the Trust Account of $165,741.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2023, net cash provided by operating activities was $1,922,999, consisting of net income of $1,377,004 and changes in operating assets and liabilities, which provided $545,995 of cash from operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $1,308,845. The net loss of $724,120, consisted of operating costs paid by related party under promissory note of $393, stock-based compensation of $560,000, offset by interest earned on investments held in Trust Account of $165,741 and changes in operating assets and liabilities, which used $979,377 of cash from operating activities.

As of June 30, 2023, we had cash outside our Trust Account of $112,379 and had a working capital deficit of $68,148. All remaining cash from the IPO is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with the Extension Meeting, holders of 8,299,638 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for an aggregate redemption amount of approximately $87.89 million. As a result, such amount was removed from the Trust Account to pay the redeeming holders and 2,565,362 Public Shares remain outstanding (such Public Shares exclude the 2,716,250 Class A ordinary shares issued upon conversion of the Founder Shares, which converted Class A ordinary shares do not entitle their holders to any monies held in the Trust Account as a result of their ownership). The remaining amount in the Trust Account immediately following the redemption payments was approximately $27.17 million.

On June 1, 2023, we issued the Extension Promissory Note in the total principal amount of up to $840,000 to the Sponsor. The Sponsor funded the initial principal amount of $210,000 on July 6, 2023.

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

We have until September 4, 2023 (or until June 4, 2024, if we extend the period of time to consummate our initial Business Combination) to consummate the initial Business Combination (the “Combination Period”). If we are not able to consummate a Business Combination before September 4, 2023 (absent any extensions of such period by the Sponsor), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution, also raise substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before September 4, 2023 (absent any extensions of such period by the Sponsor), it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 4, 2023 (absent any extensions of such period by the Sponsor).

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than those disclosed on the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 8, 2023, the Company applied to transfer the listing of its Class A ordinary shares, units and redeemable warrants from The Nasdaq Global Market tier to The Nasdaq Capital Market tier, which requires a minimum of 300 public shareholders (the “Transfer”). Subsequently, on May 17, 2023, the Company received confirmation that Nasdaq Stock Market LLC (“Nasdaq”) had approved the Transfer. The Company’s ordinary shares, units and redeemable warrants began trading on The Nasdaq Capital Market on May 24, 2023 under the symbols “SHUA,” “SHUAU” and “SHUAW,” respectively.

Also on May 17, 2023, as disclosed on a Current Report on Form 8-K filed with the SEC on May 22, 2023, the Company received a notice (the “Notice) from Nasdaq notifying the company that it was not in compliance with applicable continued listing requirements under Nasdaq Listing Rule 5450(a)(2). Subsequent to the Transfer, on July 11, 2023, the Company received notice from Nasdaq that it was in compliance with applicable continued listing requirements of The Nasdaq Capital Market.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association, dated March 1, 2022. (1)

3.2	Amendment, dated June 2, 2023, to the Amended and Restated Memorandum and Articles of Association, dated March 1, 2022. (2)

10.1	Promissory Note, dated June 1, 2023, by and between SHUAA Partners Acquisition Corp I and SHUAA SPAC Sponsor I LLC. (2)

31.1*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2022 and incorporated by reference herein.

(2) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUAA PARTNERS ACQUISITION CORP I

Date: August 14, 2023	By:	/s/ Fawad Tariq Khan
	Name:	Fawad Tariq Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Mohammad El Beitam
	Name:	Mohammad El Beitam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

